Form 10-K
period 2020-12-31
Authentic Equity Acquisition Corp.
filed 2021-03-31
CIK 1827392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from September 29, 2020 through December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

AUTHENTIC EQUITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39903	98-1562072
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

32 Elm Place, 2nd Floor Rye, NY	10580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (646) 374-0919

Not Applicable
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	AEAC	The Nasdaq Stock Market LLC

Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AEACW	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share, $0.0001 par value, and half of one redeemable warrant	AEACU	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded. Accordingly, there was no market value for the registrant’s shares of ordinary shares on such date. The registrant’s units began trading on the The Nasdaq Capital Market (“Nasdaq”) on January 15, 2021, and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A ordinary shares”) and warrants began trading on the Nasdaq on March 8, 2021.

As of March 30, 2021, 23,000,000 Class A ordinary shares, and 7,000,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”) , were issued and outstanding.

Documents Incorporated by Reference: None.

i

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), or the context otherwise requires, references to:

●	“Amended and Restated Memorandum and Articles of Association” are to the Amended and Restated Memorandum and Articles of Association of the Company, adopted and filed on January 14, 2021.

●	“Companies Law” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

●	“Forward Purchase Agreement” are to the agreement between the company and GEPT, pursuant to which, in exchange for the payment by GEPT to us of $824,500, (i) GEPT may purchase, in its discretion, an amount designated by the Company, which amount will not exceed the lesser of (A) $50,000,000 of units and (B) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the closing of the initial business combination, including but not limited to, any Ordinary Shares issued in connection with our initial public offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial business combination, with each unit consisting of one Class A ordinary share and 0.425 of one redeemable warrant, for a purchase price of $10.00 per unit, in a private placement transaction to occur concurrently with the closing of our initial business combination, and (ii) if GEPT makes the purchase described in clause (i) above, we will issue to GEPT, at the closing of our initial business combination and prior to the conversion of the Class B Shares into Class A Shares in accordance with the terms thereof: a number of Class B ordinary shares (the “GEPT Class B ordinary shares”) that is equal to 12.5% of the aggregate number of Class B ordinary shares outstanding at the time of our initial business combination prior to the conversion of such Class B ordinary shares into Class A ordinary shares pursuant to the terms thereof and after giving effect to the issuance of the GEPT Class B ordinary shares and any other Class B ordinary shares as a result of anti-dilution rights or other adjustments and the number of Class B ordinary shares transferred, assigned, sold or forfeited in connection with our initial business combination but excluding 115,000 Class B ordinary shares from such calculation (provided, however, that if the Founder Shares are converted into Class A ordinary shares prior to the date of our initial business combination, GEPT will receive a number of Class A ordinary shares equal to the number of Class A ordinary shares that it would have been entitled to pursuant to the GEPT Issuance); and a number of Private Placement Warrants equal to 12.5% of the aggregate number of Private Placement Warrants at the time of our initial business combination prior to the conversion of such Class B ordinary shares into Class A ordinary shares pursuant to the terms thereof and after giving effect to any Private Placement Warrants transferred, assigned, sold or forfeited in connection with our initial business combination;

●	“Forward Purchase Securities” are to the Forward Purchase Shares and Forward Purchase Warrants;

●	“Forward Purchase Shares” are to Class A ordinary shares to be issued pursuant to the Forward Purchase Agreement;

●	“Forward Purchase Warrants” are to warrants to purchase Class A ordinary shares to be issued pursuant to the Forward Purchase Agreement;

●	“Founder Shares” are to our Class B ordinary shares initially issued to our Sponsor in a private placement prior to our initial public offering, the Class B ordinary shares to be issued to GEPT under the Forward Purchase Agreement, if any, and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “Public Shares”);

●	“GEPT” are to General Electric Pension Trust;

●	“Initial Shareholders” are to the holders of our Founder Shares prior to our initial public offering;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Ordinary Resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“Ordinary Shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Private Placement Warrants” are to the warrants issued to our Sponsor in a private placement simultaneously with the closing of our initial public offering and to be issued upon conversion of working capital loans, if any, and the warrants to be issued to GEPT under the Forward Purchase Agreement (other than the Forward Purchase Warrants), if any;

●	“Public Shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Special Resolution” are to a resolution adopted by the affirmative vote of at least a two-thirds (2/3) majority (or such higher threshold as specified in the company’s amended and restated articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“Sponsor” are to Authentic Equity Sponsor LLC, a Delaware limited liability company; and

●	“we,” “us,” “our,” “company” or “our company” are to Authentic Equity Acquisition Corp., a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties; or

●	our financial performance following our initial public offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws. These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our Management Team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our Management Team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 24 months after the closing of this offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

v

●	Our securities could be delisted from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of this offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of this offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our Management Team to fund our search and to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If, after we distribute the proceeds in the trust account to our Public Shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

PART I

Item 1. Business

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.

While we may pursue an initial business combination in any industry, sector or geographic region, we intend to focus our search initially on North American businesses in the consumer sector, which complements the expertise of our Management Team. We will seek strong fundamental businesses in a broad range of consumer products and services sectors, with emphasis on one or more of the following attributes:

●	Market leadership or a path to market leadership in the short to medium-term;

●	Established, authentic and profitable brands;

●	History of organic growth and attractive margins with opportunities to further enhance revenue growth and profitability through innovation, marketing investments (including digital) and productivity improvements;

●	Recession resistant, everyday use products offering a compelling price/value proposition;

●	Beneficiary of increased outsourcing of critical, value-added services within the consumer sector;

●	Extendable platforms via adjacent category launches and M&A;

●	Omnichannel presence and/or opportunities;

●	Strong, visionary management teams; and

●	Orphan segments or brands deemed non-core or off-strategy by their corporate owners that could benefit greatly from increased focus and investment.

The U.S. consumer goods and services sector is a large addressable market, which at $14.5 trillion in 2019 represented approximately 68% of U.S. GDP and grew at a 4.4% CAGR over the 2016-2019 period. Within this substantial market, we will focus our efforts on subcategories where we can enhance value by leveraging our experience and relationships across the value chain including, but not limited to, packaged and frozen foods, beverages, beer, wine and spirits, snacks, household products, pet products, consumer and marketing services and personal care products, including health and beauty and over-the-counter products.

Our Management Team has the necessary corporate, financial and investment experience to successfully pursue acquisitions with a myriad of transaction structures. We envision a transaction may be derived from many different business inflection points, which include, but are not limited to: (i) corporate carve outs; (ii) privately owned, on-trend, fast-growing businesses and brands seeking an efficient path to becoming public; (iii) private equity owned businesses whose growth can be further accelerated; and (iv) businesses that would similarly benefit from a partnership with our Management Team. Whether a carve-out or whole company acquisition, we are proficient in identifying attractive opportunities and continuously adding value post deal execution.

Our Sponsor is an affiliate of Authentic Equity, LLC (“Authentic Equity”) a premier New York based consumer focused private equity investment firm led by David Hooper, our Chairman and CEO, Thomas Flocco, our President and COO, and Todd Khoury, our CFO and Director. Authentic Equity is focused on investing in high-quality North American middle market consumer companies with quality management teams and attractive strategic, operational and financial growth opportunities that can benefit from access to Authentic Equity’s network of operating talent. During their collective careers, our management team and board have made private equity investments in, or served in senior executive operating roles at, more than 20 consumer companies, including in such companies as Advantage Solutions, A&W Brands Inc., Big Heart Pet Brands, Birds Eye Foods, Del Monte Foods, Fortune Brands (Beam, Inc.), Gillette, LoJack Corporation, Ole Smoky Distillery, Richelieu Foods, The Nielsen Company, Triarc Beverage Group and Utz Quality Foods. In aggregate, our Management and board have participated in transactions totaling in excess of $20 billion of initial enterprise value.

One of Authentic Equity’s Co-Founders, David Hooper, has over twenty-five years of consumer private equity experience, including highly successful tenures at Centerview Capital and Vestar Capital Partners. At both Centerview Capital and Vestar Capital Partners, Mr. Hooper played a leading role in sourcing, acquiring, building and exiting high quality, on-trend portfolios of consumer and consumer services companies, such as: (i) Birds Eye Foods, which was sold to Pinnacle Foods/Conagra Brands (NYSE: CAG); (ii) The Nielsen Company, which completed an initial public offering (NYSE: NLSN); (iii) Richelieu Foods, which was sold to Freiberger/Sudzucker (ETR: SZU); (iv) Del Monte Foods, which was sold to Del Monte Pacific Limited; (v) Big Heart Pet Brands, which was sold to J.M. Smucker (NYSE: SJM); (vi) Ole Smoky Distillery; and (vii) Advantage Solutions (Nasdaq CM: ADV), which recently merged with Conyers Park II Acquisition Corp.

Business Strategy

Leveraging the over 60 years collective expertise of Mr. Hooper, Mr. Flocco and Mr. Khoury in the consumer products and consumer products services industries, we intend to target acquisitions in these sectors where we see a clear path to value creation by transforming businesses to improve top-line growth, drive productivity and enhance scale. Our Management Team has extensive relationships throughout the consumer products value chain and proven expertise in sourcing, structuring and completing transactions across multiple consumer categories. Moreover, we believe ongoing M&A could be a critical component of our stakeholder value creation framework following consummation of our initial business combination.

We intend to invest behind key themes and trends that we believe will continue to affect the rapidly evolving consumer industry, and to identify opportunities that are capitalizing on the following dynamics or have the potential to do so:

●	Increased importance of authentic, mission driven brands that stand for something;

●	Growing demand for multicultural/ethnic offerings;

●	Ongoing channel shift from store-based retail to Amazon, retailer.com and direct to consumer, highlighting the importance of true omnichannel exposure;

●	Rapidly shifting demographics with different needs and aggregate spending power;

●	Rising consumer brand engagement driving growth in clean label, natural and organic and sustainably sourced and packaged products;

●	Growing adoption rates and humanization of companion pets and resulting premiumization across the pet food and pet products categories;

●	Acceleration of barbell consumption as premium and value priced offerings grow at the expense of mid-priced products and services;

●	Ongoing importance of the right consumer value equation, relationship of price to perceived value;

●	Ongoing outsourcing of critical consumer packaged goods (“CPG”) operations and functions;

●	Productivity as a growth enabler — reducing indirect costs to reinvest in innovation and marketing to accelerate growth;

●	Consumer desire to customize and communicate through their brand choices, driving rapidly growing niche pockets within large categories; and

●	Increased importance of clean environments, inside and outside the home.

In addition to leveraging our Management Team’s strong, existing consumer industry relationships, we intend to communicate broadly our desire to seek a transaction to private equity and venture capital investors, consumer company founders, investment banks, accounting firms, industry associations and consulting firms serving the CPG industry.

Acquisition Strategy

Our business combination targeting will focus on opportunities where we believe our expertise will enable us to accelerate growth by expanding distribution and improving velocity, improving margins by driving productivity and shifting business mix and increasing cash flow generation by improving working capital and making disciplined capital investments. With our business strategy as our guiding principles, we have identified certain criteria and guidelines that we believe to be important in evaluating acquisitions. While we will apply these criteria in evaluating the merits of potential combinations, we may complete our initial combination with a business that does not meet these criteria and guidelines.

We are targeting candidates with $500 million to in excess of $1 billion of enterprise value with the majority of their business in North America, which we believe best utilizes our expertise. Many of the acquisition candidates will possess one or more of the following characteristics:

●	Market leaders with a strong competitive moat: Companies with a #1 or #2 market share in their respective categories, or a path to market share leadership, and a clear, defensible and difficult to replicate strategic position;

●	Strong platform for growth: Companies that possess strong growth potential through compelling category exposure, greater innovation, improved marketing, brand extendibility and inorganic growth opportunities through M&A;

●	Margin improvement opportunities: Using competitive benchmarking and bottoms-up cost analysis, we will seek targets where our expertise and that of our board of directors and advisors can be applied to drive sustainable gross and operating margin improvements;

●	Strategic and proven management team: Companies with strong management teams that have proven industry experience and a track record of delivering strong top-line growth and margin improvements with agility to adapt to changing business conditions, both structural and cyclical;

●	Compelling public company attributes: Companies that will resonate with public market investors including category and brand tailwinds, latent growth opportunities and predictable earnings trajectories; and

●	Compelling valuation: Companies valued at appropriate valuation multiples relative to public peers with opportunities to expand valuation with performance above expectations.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Sponsor and management team may deem relevant. In the event that we decide to enter into a business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of proxy solicitation or tender offer materials, as applicable, that we would file with the SEC. Although we intend to focus on identifying business combination candidates in the consumer products, services, retail and related industries, we will consider a business combination candidate outside of these industries if we determine that such candidate offers an attractive opportunity for our company.

Our Management Team

Our leadership team, including our board members, consists of seasoned investors and operators with deep experience driving growth by improving brand equity and resonance, optimizing operations and implementing digital and technology solutions to accelerate growth and improve productivity. Our team has a long history of enhancing value by aligning with management partners and other stakeholders. Collectively, they possess a wide-ranging set of complementary competencies across the consumer products value chain with extensive public market experience and financial acumen.

We believe that our Management Team is well positioned to identify attractive opportunities while mitigating risk through a methodical acquisition identification and diligence process, leveraging their extensive network of relationships across the industry and years of consumer private equity experience.

Our founders’ objectives are to generate attractive returns by enhancing value through revenue growth acceleration and improved operational performance of the acquired company. Further, we believe our Management Team will make us an attractive partner to potential target businesses, increasing our probability of completing a successful business combination and enhancing value for all stakeholders.

David Hooper, Chairman and Chief Executive Officer

Mr. Hooper serves as our Chief Executive Officer and also chairs our board of directors. Mr. Hooper co-founded Authentic Equity in 2018. Prior to Authentic Equity, in 2006, he co-founded Centerview Capital. At Centerview Capital, Mr. Hooper was a Partner, managed the firm’s consumer fund and co-chaired its investment committee. He played a leading role in each of Centerview Capital’s consumer investments since inception, including The Nielsen Company, Richelieu Foods, Big Heart Pet Brands/Del Monte Foods, Ole Smoky Distillery and Advantage Solutions. Mr. Hooper remains on the board of directors of Ole Smoky Holdco LLC (the parent of Ole Smoky Distillery).

Prior to Centerview Capital, Mr. Hooper was a Managing Director, Head of the Consumer Group and Chairman of the U.S. Investment Committee at Vestar Capital Partners. Prior to joining Vestar in 1994, Mr. Hooper served as a financial consultant to GPA Group plc and was a member of The Blackstone Group’s Principal Investment Group and Drexel Burnham Lambert’s M&A department.

Over his career, Mr. Hooper has served as a board member or board observer of numerous consumer-oriented companies, including Nielsen, J.M. Smucker, Big Heart Pet Brands, Advantage Solutions, Birds Eye Foods, Richelieu Foods, Del Monte Foods and Anvil Knitwear.

Mr. Hooper holds a BSBA from Georgetown University and an MBA from the Stanford Graduate School of Business. Mr. Hooper serves on the Board of Advisors for Georgetown University’s McDonough School of Business.

Thomas Flocco, President and Chief Operating Officer

Mr. Flocco is an established consumer products operating executive with a more than 30-year track record of experience in building and managing businesses and brands, driving operational improvements and providing strategic leadership.

Mr. Flocco joined Authentic Equity in 2020 as an Operating Partner. Prior to Authentic Equity, he served as President and Chief Operating Officer of Utz Quality Foods (NYSE: UTZ), a snack foods company with approximately $900 million of revenue, from 2017 to 2019, where he was responsible for day-to-day commercial, financial and operational activity. He previously served as President and Chief Executive Officer of Beam Inc. (now Beam Suntory) (“Beam”), a global distilled spirits business with over $2.5 billion of revenue and 4,000 employees, from 2003 to 2008. At Beam, he held full general management responsibility for a global spirits business that includes brands such as Jim Beam, Knob Creek, Maker’s Mark, Courvoisier, Sauza, Canadian Club, Laphroaig and others. He has also served as Chairman and CEO of Everglades Boats, where he currently holds the title of Chairman.

Earlier in his career, Mr. Flocco was a Senior Vice President - Strategy and M&A for Fortune Brands, Inc. and a Partner at McKinsey & Company, where he co-led the Consumer and Supply Chain practices in North America. He began his career in Sales and then in Brand Management for Procter & Gamble.

Over his career, Mr. Flocco has served on multiple boards of directors of consumer companies, including BevMo!, and currently sits on the boards of directors of Ole Smoky Holdco LLC and Everglades Boats.

Mr. Flocco holds a BA in Chemistry from Boston University and an MBA from Harvard Business School.

Todd Khoury, Chief Financial Officer and Director

Mr. Khoury co-founded Authentic Equity in 2018. During his career, Mr. Khoury was a Managing Director, Head of the Media and Communications Group and a member of the U.S. Investment Committee at Vestar Capital Partners from 1993 to 2005. He was also a Managing Director at BlackRock, Inc. from 2005 to 2007, where he co-led the firm’s initial effort in private equity. He has also worked closely with a number of small businesses on strategic and operational initiatives and started his career at Salomon Brothers Inc.

Mr. Khoury holds a BA in History from Yale University and an MBA from Harvard Business School.

Joe Baker

Mr. Baker is a serial entrepreneur in the U.S. consumer sector and has significant experiential marketing experience.

Mr. Baker is the founder of Ole Smoky Distillery, the largest craft distillery in the U.S. which he began in 2010, and is currently the Chairman of Ole Smoky Holdco LLC. Ole Smoky’s four distilleries are visited by approximately 5 million consumers annually, making them the world’s most visited distilleries. In 2015, Mr. Baker also founded Yee-Haw Brewing Company, which has grown from a single location micro-brewery to a significant southeast U.S. regional participant in the craft beer sector.

Mr. Baker has also been a successful entrepreneur in other areas, and currently runs a family office with interests in commercial real estate, hospitality, sports gaming and entertainment. He began his career as a lawyer and also served as an Assistant District Attorney General for the State of Tennessee.

Mr. Baker holds a BA from Georgetown University and a JD from the University of Tennessee College of Law.

Tim O’Connor

Mr. O’Connor is a highly experienced consumer products executive with over 30 years of leadership of food and consumer products companies, including as Chief Executive Officer and Chief Financial Officer.

Mr. O’Connor most recently served as the CEO of Richelieu Foods, Inc., the leading manufacturer of retail private label frozen and deli pizza in the U.S. and a leading provider of retail salad dressings and premium sauces, until the company’s sale to Freiberger/Sudzucker (ETR: SZU) in 2017. As CEO, Mr. O’Connor delivered highly relevant product innovation, operational improvements and strategic development that led to significant growth in market share, revenue, profits and cash flow. Prior to becoming CEO in 2013, Mr. O’Connor served as Richelieu’s CFO from 2011 to 2013.

Earlier in his career, Mr. O’Connor served as Executive Vice President and CFO of LoJack Corporation, a leading manufacturer of stolen vehicle recovery systems for cars, trucks and SUVs. Mr. O’Connor also served in senior finance roles for American Tower Corp. (NYSE: AMT), a leading wireless and broadcast communications infrastructure company, Procter & Gamble (NYSE: PG), and The Gillette Company.

Mr. O’Connor holds a BS in Finance and Accounting from Northeastern University.

Kathleen Griffin Stack

Ms. Stack has over three decades of experience as an investor and research analyst in the consumer products sector.

Ms. Stack served most recently as Managing Director at J.P Morgan Asset Management until 2015, where she was responsible for equity investments within the U.S. consumer products sector across institutional and retail funds. Her career at J.P Morgan Chase & Co. spanned 34 years, 32 years of which she was the U.S. Consumer Products Research Analyst. In addition, she served as Global Team Leader for consumer products equity investments in the Global Analyst Portfolio, as Portfolio Manager for the U.S. Analyst Fund, and as U.S. Equity Research Analyst for the web hosting, internet infrastructure, regional banking and brokerage sectors.

Prior to joining Morgan Guaranty Trust Company of New York (the predecessor to J.P Morgan Chase & Co.), Ms. Stack was an Associate at Donaldson, Lufkin & Jenrette, Incorporated, and an Assistant Vice President at Lehman Brothers Kuhn Loeb, Incorporated. She began her career at Lehman Brothers Incorporated, where she was the first Research Assistant in the U.S. Equity Research Department. Ms. Stack was recognized over multiple years by Institutional Investor Magazine as “Best of the Buy Side”.

Ms. Stack holds an A.B. in Mathematical Economics from Colgate University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania.

Michael Weinstein

Mr. Weinstein is a consumer marketing professional with a long and successful track record focused on the beverage industry.

Mr. Weinstein most recently was Chairman of INOV8 Beverage Consulting Group and its predecessor, INOV8 Beverages, which he co-founded in 2004. His career spans nearly 50 years, starting with positions of increasing responsibility at the Pepsi-Cola Company and Kenyon & Eckhardt Advertising. Later in his career, he served as President and COO of A&W Brands Inc., CEO of Triarc Beverage Group (which included the Snapple, Royal Crown, Mistic and Stewart’s brands) until its sale to Cadbury Schweppes, and President of Global Innovation and Business Development at Cadbury Schweppes.

Mr. Weinstein currently serves as a board member of privately held King Juice (Calypso Lemonade) and Eska Water. Previously, he served on the boards of the H. J. Heinz Company, Dr. Pepper Snapple, Bob Evans Farms, A&W Brands Inc. and Tampico Beverages. Accolades include Beverage Industry Executive of the Year and induction into the Beverage World Hall of Fame.

Mr. Weinstein holds a BA from Lafayette College and an MBA from Harvard Business School.

Initial Business Combination

So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or an independent valuation or appraisal firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board will not be able to make an independent determination of the fair market value of a target business or businesses, it may be unable to do so if the board is less familiar or experienced with the target company’s business, there is a significant amount of uncertainty as to the value of the company’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board determines that outside expertise would be helpful or necessary in conducting such analysis. Since any opinion, if obtained, would merely state that the fair market value of the target business meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of a target business or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our shareholders. However, if required under applicable law, any proxy statement that we deliver to shareholders and file with the SEC in connection with a proposed transaction will include such opinion.

We anticipate structuring our initial business combination so that the post-business combination company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor. If our securities are not then listed on Nasdaq for whatever reason, we would no longer be required to meet the foregoing 80% of net asset test.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although our Management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Our Forward Purchase Agreement

We believe our ability to complete our initial business combination will be enhanced by the additional capital made available to us pursuant to the Forward Purchase Agreement. Under the Forward Purchase Agreement, in exchange for $824,500 paid to us, GEPT has the right, in its discretion, to purchase a number of units designated by the Company, up to the lesser of (i) $50,000,000 of units and (ii) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the closing of our initial business combination, including but not limited to, any Ordinary Shares issued in connection with our initial public offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial business combination, with each unit consisting of one Class A ordinary share and 0.425 of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of our initial business combination, and the right to acquire a specified number of Class B ordinary shares and Private Placement Warrants as described below.

If GEPT purchases the maximum number of forward purchase units available to it under the Forward Purchase Agreement, we will issue to GEPT, at the closing of our initial business combination and prior to the conversion of the Class B ordinary shares into Class A ordinary shares in accordance with the terms thereof (the “GEPT Issuance”):

●	a number of Class B ordinary shares (the “GEPT Class B ordinary shares”) that is equal to 12.5% of the aggregate number of Class B ordinary shares outstanding at the time of our initial business combination prior to the conversion of such Class B ordinary shares into Class A ordinary shares pursuant to the terms thereof and after giving effect to the issuance of the GEPT Class B ordinary shares and any other Class B ordinary shares as a result of anti-dilution rights or other adjustments and the number of Class B ordinary shares transferred, assigned, sold or forfeited in connection with our initial business combination but excluding 115,000 Class B ordinary shares from such calculation (the “Post-Business Combination Class B ordinary shares”) (provided, however, that if the Founder Shares are converted into Class A ordinary shares prior to the date of our initial business combination, GEPT will receive a number of Class A ordinary shares equal to the number of Class A ordinary shares that it would have been entitled to pursuant to the GEPT Issuance); and

●	a number of Private Placement Warrants equal to 12.5% of the aggregate number of Private Placement Warrants outstanding at the time of our initial business combination prior to the conversion of such Class B ordinary shares into Class A ordinary shares pursuant to the terms thereof and after giving effect to any Private Placement Warrants transferred, assigned, sold or forfeited in connection with our initial business combination (the “Post-Business Combination Private Placement Warrants”).

Additionally, if GEPT purchases the maximum number of forward purchase units available to it under the Forward Purchase Agreement, in order to help facilitate a business combination, our Sponsor has agreed to forfeit to us for no consideration a number of Class B ordinary shares and Private Placement Warrants (the “Sponsor Forfeiture”) such that after the Sponsor Forfeiture and the GEPT Issuance, our Sponsor will own (i) a number of Class B ordinary shares equal to 87.5% of the number of Post-Business Combination Class B ordinary shares plus 15,000 Class B ordinary shares, and (ii) a number of Private Placement Warrants equal to 87.5% of the number of Post-Business Combination Private Placement Warrants.

We will determine the number of forward purchase units to be sold under the Forward Purchase Agreement and GEPT’s obligation to purchase such units will be subject to the satisfaction of certain conditions, including, among others, the delivery by GEPT of a notice to us that it will purchase the Forward Purchase Securities in whole or in part. The rights of GEPT under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by our Public Shareholders. If GEPT does not purchase the maximum number of forward purchase units available to it under the Forward Purchase Agreement, GEPT will not be entitled to receive any of the Founder Shares or Private Placement Warrants described above, and we will be entitled to retain the $824,500 paid to us by GEPT.

The terms of the Forward Purchase Shares and Forward Purchase Warrants, respectively, will generally be identical to the terms of the Class A ordinary shares and the redeemable warrants included in the units issued in our initial public offering, except that the Forward Purchase Shares will not be entitled to redemption rights or to vote on our initial business combination, and the Forward Purchase Securities will have certain registration rights, as described in the final prospectus relating to our initial public offering. In the event that GEPT purchases less than 5,000,000 units pursuant to the Forward Purchase Agreement, our Sponsor will forfeit to us, for no consideration, up to 1,250,000 Class B ordinary shares depending on the number of units purchased.

Other Considerations

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

We currently do not have any specific business combination under consideration. Our officers and directors have neither individually selected nor considered a target business nor have they had any substantive discussions regarding possible target businesses among themselves or with our underwriters or other advisors. Our Management Team is regularly made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) contacted any prospective target business or had any substantive discussions, formal or otherwise, with respect to a business combination transaction with our company. Additionally, we have not, nor has anyone on our behalf, taken any substantive measure, directly or indirectly, to identify or locate any suitable acquisition candidate for us, nor have we engaged or retained any agent or other representative to identify or locate any such acquisition candidate.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. To address the matters set out above our Amended and Restated Memorandum and Articles of Association provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity which may be a corporate opportunity for both us and our Sponsor and another entity, including any entities managed by our Sponsor or its affiliates and any companies in which our Sponsor or such entities have invested about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our Amended and Restated Memorandum and Articles of Association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

Our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our Sponsor, officers and directors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Financial Position

With funds available for a business combination initially in the amount of approximately $221.9 million (such amount representing the amount of proceeds held in the trust account less approximately $8.1 million of deferred underwriting fees), we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to any forward purchase agreement or other forward purchase agreements or backstop agreements we may enter into following the consummation of our initial public offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We have not selected any business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions with any business combination target. Additionally, we have not engaged or retained any agent or other representative to identify or locate any suitable acquisition candidate, to conduct any research or take any measures, directly or indirectly, to locate or contact a target business, other than our officers and directors. Accordingly, there is no current basis for investors in our initial public offering to evaluate the possible merits or risks of the target business with which we may ultimately complete our initial business combination. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our Public Shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Each of our officers and directors presently has, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our Sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. See “Management — Conflicts of Interest.”

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our Management Team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our Management Team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.

Under the listing rules of Nasdaq, shareholder approval would typically be required for our initial business combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then-outstanding (other than in a public offering);

●	Any of our directors, officers or shareholders has a certain ownership interest, directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in issued and outstanding Ordinary Shares or voting power of a specified percentage; or

●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a shareholder vote;

●	the risk that the shareholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our Sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our initial business combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase Public Shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our Sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our Sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding Public Shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per Public Share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our Public Shares, even if a Public Shareholder has properly elected to redeem its shares, if a business combination does not close. Our Sponsor and each member of our Management Team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Limitations on Redemptions

Our Amended and Restated Memorandum and Articles of Association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding Ordinary Shares or seek to amend our Amended and Restated Memorandum and Articles of Association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with the rules of Nasdaq.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our Public Shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the Ordinary Shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our Sponsor and each member of our Management Team have agreed to vote their Founder Shares and Public Shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s Founder Shares, we would need 8,000,001, or 34.8% (assuming all issued and outstanding shares are voted), of the 23,000,000 Public Shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our Sponsor and each member of our Management Team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our Amended and Restated Memorandum and Articles of Association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

●	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on Public Shareholders not tendering more than the number of Public Shares we are permitted to redeem. If Public Shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our Management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a Public Shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our Management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a Public Shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Amended and Restated Memorandum and Articles of Association provide that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our Amended and Restated Memorandum and Articles of Association will provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Sponsor and each member of our Management Team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any Founder Shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any Public Shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. However, we may not redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of Public Shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our Public Shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Sponsor, any executive officer or director, or any other person.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our initial public offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our Public Shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. Jefferies LLC and BMO Capital Markets Corp. will not execute an agreement with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.00 per Public Share.

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 following our initial public offering and the sale of the Private Placement Warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder. In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per Public Share to our Public Shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying Public Shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our Public Shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

We currently maintain our executive offices at 32 Elm Place, 2nd Floor, Rye, NY 10580. The cost for our use of this space is included in the $10,000 per month fee we will pay to an affiliate of our Sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Prior to the date of this Report, we filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Law. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (as amended) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our Management Team in their capacity as such.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We were formed in September 29, 2020 under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our Management Team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our Management Team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our Management Team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or stock exchange listing requirements. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirements, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding Ordinary Shares do not approve of the business combination we complete.

Please see the section entitled “Proposed Business — Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our Public Shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor and members of our Management Team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

Our Initial Shareholders own, on an as-converted basis, 20% of our outstanding Ordinary Shares immediately following the completion of our initial public offering plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement. Our Sponsor and members of our Management Team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Amended and Restated Memorandum and Articles of Association provide that, if we seek shareholder approval, we will complete our initial business combination only if a simple majority of the Ordinary Shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our Initial Shareholders’ Founder Shares, we would need 8,000,001, or 34.8% (assuming all issued and outstanding shares are voted), or of the 23,000,000 Public Shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and each member of our Management Team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.

In evaluating a prospective target business for our initial business combination, our Management may rely on the availability of all of the funds from the sale of the Forward Purchase Securities to be used as part of the consideration to the sellers in the initial business combination. If the sale of the Forward Purchase Securities does not close, we may lack sufficient funds to consummate our initial business combination.

In connection with our initial public offering, we entered into a Forward Purchase Agreement, which provides, among other things, for the purchase by GEPT of a number of units designated by the Company, up to the lesser of (i) $50,000,000 of units and (ii) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the Business Combination Closing, including but not limited to, any Ordinary Shares issued in connection with our initial public offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial business combination, with each unit consisting of one Class A ordinary share and 0.425 of one warrant to purchase one Class A ordinary share at $11.50 per share, for a purchase price of $10.00 per unit. However, if the sale of the Forward Purchase Securities does not close, we may lack sufficient funds to consummate our initial business combination. GEPT’s obligation to purchase the Forward Purchase Securities will be subject to the satisfaction of certain conditions, including, among others, the delivery by GEPT of a notice to us that it will purchase the Forward Purchase Securities in whole or in part and that our initial business combination is consummated substantially concurrently with, and immediately following, the purchase of Forward Purchase Securities.

The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many Public Shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.

The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we consummate an initial business combination within 24 months after the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination within 24 months from the closing of our initial public offering. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

Since it was first reported to have emerged in December 2019, a novel strain of coronavirus, which causes COVID-19, has spread across the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to complete a business combination in a timely manner or at all if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and services providers. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our Amended and Restated Memorandum and Articles of Association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our Public Shareholders may receive only $10.00 per Public Share, or less than $10.00 per Public Share, on the redemption of their shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their affiliates may purchase Public Shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase Public Shares or warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from Public Shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See “Proposed Business — Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our Sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our Public Shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender Public Shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Proposed Business — Business Strategy — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our Public Shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our Public Shares if we have not consummated an initial business within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a Public Shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our securities could be delisted from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq. Our units commenced public trading on January 15, 2021 under the symbol “AEACU.” Our Class A ordinary shares and warrants began separate trading on March 8, 2021, under the symbols “AEAC” and “AEACW,” respectively.

Although, after giving effect to our initial public offering, we expect to meet, on a pro forma basis, the minimum initial listing standards set forth in the listing standards of Nasdaq, we cannot assure you that our securities will be, or will continue to be, listed on Nasdaq in the future or prior to our initial business combination.

In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum market capitalization (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders).

Additionally, our units will not be traded after completion of our initial business combination and, in connection with our initial business combination, we will be required to demonstrate compliance with the initial listing requirements of Nasdaq, which are more rigorous than the continued listing requirements of Nasdaq, in order to continue to maintain the listing of our securities on Nasdaq.

For instance, in order for our shares to be listed upon the consummation of our business combination, among other things, at such time our share price would generally be required to be at least $4.00 per share and we would be required to have at least 300 round lot shareholders. We cannot assure you that we will be able to meet those listing requirements at that time.

If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of our initial public offering and the sale of the Private Placement Warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

If the net proceeds of our initial public offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our Management Team to fund our search and to complete our initial business combination.

Of the net proceeds of our initial public offering and the sale of the Private Placement Warrants, only approximately $1,000,000 will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our Management Team will be sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our Management Team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

In the event that our offering expenses exceed our estimate of $1,000,000, we may fund such excess with funds not to be held in the trust account. In such case, unless funded by the proceeds of loans available from our Sponsor, its affiliates or members of our Management Team the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $1,000,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount. The amount held in the trust account will not be impacted as a result of such increase or decrease. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our Management Team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our Management Team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our Management Team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our Public Shareholders may only receive an estimated $10.00 per Public Share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our Management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our Sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of Public Shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions..

If, after we distribute the proceeds in the trust account to our Public Shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our Public Shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying Public Shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our Public Shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our Public Shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company with the SEC;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-business combination business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Our initial public offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our Amended and Restated Memorandum and Articles of Association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our Public Shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

If we are unable to consummate an initial business combination within 24 months from the closing of our initial public offering, our Public Shareholders may be forced to wait beyond such 24 months before redemption from our trust account.

If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of Public Shareholders from the trust account will be effected automatically by function of our Amended and Restated Memorandum and Articles of Association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our Public Shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our Amended and Restated Memorandum and Articles of Association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will Public Shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our Amended and Restated Memorandum and Articles of Association. Our Amended and Restated Memorandum and Articles of Association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Law of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying Public Shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of approximately $18,000.00 and imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.

In accordance with the corporate governance requirements of Nasdaq, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or general meetings to elect directors. Until we hold an annual meeting of shareholders, Public Shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.

Prior to our initial business combination, only holders of our Founder Shares will have the right to vote on the election of directors. Holders of our Public Shares will not be entitled to vote on the election of directors during such time; provided, however, that if all of the Founder Shares are converted prior to the date of our initial business combination, the holders of our Class A ordinary shares will have the right to vote on the election of directors. In addition, prior to our initial business combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.365 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the Ordinary Shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within twenty business days of the closing of an initial business combination.

The grant of registration rights to our Sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our Sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which Founder Shares are convertible, the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the Founder Shares and the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of such Private Placement Warrants. Pursuant to the Forward Purchase Agreement, we have agreed to use reasonable best efforts (i) to file within 30 days after the closing of the initial business combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares), (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which our Sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and (iv) after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of Forward Purchase Securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our Amended and Restated Memorandum and Articles of Association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our Management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our initial public offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our Management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We are not required to obtain an opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our Amended and Restated Memorandum and Articles of Association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our Amended and Restated Memorandum and Articles of Association authorizes the issuance of up to 300,000,000 Class A ordinary shares, par value $0.0001 per share, 30,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Immediately after our initial public offering, there were 277,000,000 and 23,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our Amended and Restated Memorandum and Articles of Association. Immediately after our initial public offering, there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants as described in “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our Amended and Restated Memorandum and Articles of Association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our Amended and Restated Memorandum and Articles of Association, like all provisions of our Amended and Restated Memorandum and Articles of Association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares • may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

●	may not result in adjustment to the exercise price of our warrants.

Unlike some other similarly structured blank check companies, our Sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.

The Founder Shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of Ordinary Shares issued and outstanding upon completion of our initial public offering (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) and the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement, if any, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination, any Private Placement Warrants issued to our Sponsor, any of its affiliates or any members of our Management Team upon conversion of working capital loans and any Forward Purchase Warrants. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one. This is different than some other similarly structured blank check companies in which the Initial Shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Law, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws. In particular, there is uncertainty as to whether the courts of the Cayman Islands or any other applicable jurisdictions would recognize and enforce judgments of U.S. courts obtained against us or our directors or officers predicated upon the civil liability provisions of the securities laws of the United States or any state in the United States or entertain original actions brought in the Cayman Islands or any other applicable jurisdiction’s courts against us or our directors or officers predicated upon the securities laws of the United States or any state in the United States.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Management — Officers and Directors.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

In addition, our Sponsor, officers and directors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our Amended and Restated Memorandum and Articles of Association provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity which may be a corporate opportunity for both us and our Sponsor and another entity, including any entities managed by our Sponsor or its affiliates and any companies in which our Sponsor or such entities have invested about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Management — Officers and Directors,” “Management — Conflicts of Interest” and “Certain Relationships and Related Party Transactions.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our Sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the company’s best interests. If this were the case and the directors fail to act in accordance with their fiduciary duties to us as a matter of Cayman Islands law, we may have a claim against such individuals. See the section titled “Description of Securities — Certain Differences in Corporate Law — Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Initial Shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Management — Conflicts of Interest.” Our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in “Proposed Business — Effecting Our Initial Business Combination — Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our Initial Shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our Public Shareholders as they would be absent any conflicts of interest.

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to Public Shares they may have acquired during or may acquire after our initial public offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On October 1, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. In December 2020, we effected a share capitalization with respect to our Class B ordinary shares resulting in our Sponsor holding 7,000,000 Founder Shares. Our Sponsor subsequently transferred 25,000 Class B ordinary shares to each of our independent directors.

The Founder Shares will be worthless if we do not complete an initial business combination. Our Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, for an aggregate purchase price of $5,775,500, in a private placement that closed simultaneously with the closing of our initial public offering. Certain of these Private Placement Warrants are subject to forfeiture as described under “Summary — The Offering — GEPT arrangements”. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the Private Placement Warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24-month anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt following our initial public offering, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering, the sale of the Private Placement Warrants and the $824,500 paid by GEPT under the Forward Purchase Agreement at the closing of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from our initial public offering, the sale of the Private Placement Warrants and the $824,500 paid by GEPT under the Forward Purchase Agreement at the closing of our initial public offering provided us with approximately $221.9 million that we may use to complete our initial business combination (such amount representing the amount of proceeds held in the trust account less approximately $8.1 million of deferred underwriting fees).

We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our Amended and Restated Memorandum and Articles of Association do not provide a specified maximum redemption threshold, except that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). As a result, we may be able to complete our initial business combination even though a substantial majority of our Public Shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Amended and Restated Memorandum and Articles of Association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Amended and Restated Memorandum and Articles of Association require at least a Special Resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 65% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. In addition, our Amended and Restated Memorandum and Articles of Association require us to provide our Public Shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through the registration statement we would register, or seek an exemption from registration for, the affected securities.

The provisions of our Amended and Restated Memorandum and Articles of Association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a Special Resolution which requires a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our Amended and Restated Memorandum and Articles of Association to facilitate the completion of an initial business combination that some of our shareholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our Amended and Restated Memorandum and Articles of Association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to Public Shareholders as described herein) may be amended if approved by Special Resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our Ordinary Shares; provided that the provisions of our Amended and Restated Memorandum and Articles of Association governing the appointment or removal of directors prior to our initial business combination may only be amended by a Special Resolution passed by not less than 90% of our Ordinary Shares who attend and vote at our shareholder meeting. Our Sponsor and its permitted transferees, if any, who collectively beneficially owned, on an as-converted basis, 20% of our Class A ordinary shares as of the closing of our initial public offering (assuming they do not purchase any units in our initial public offering), will participate in any vote to amend our Amended and Restated Memorandum and Articles of Association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Amended and Restated Memorandum and Articles of Association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Amended and Restated Memorandum and Articles of Association.

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, in each case, unless we provide our Public Shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of our initial public offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our initial business combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own, on an as-converted basis, 20% of our issued and outstanding Ordinary Shares (assuming it does not purchase any units in our initial public offering). Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Amended and Restated Memorandum and Articles of Association. If our Sponsor purchases any units in our initial public offering or if our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in our final prospectus related to the initial public offering. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our Sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our Sponsor.

Our Sponsor contributed $25,000, or approximately $0.004 per Founder Share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A ordinary shares.

The difference between the public offering price per share (allocating all of the unit purchase price to the Class A ordinary share and none to the warrant included in the unit) and the pro forma net tangible book value per Class A ordinary share after our initial public offering constitutes the dilution to you and the other investors in our initial public offering. Our Sponsor acquired the Founder Shares at a nominal price, significantly contributing to this dilution. Upon closing of our initial public offering, and assuming no value is ascribed to the warrants included in the units, you and the other Public Shareholders incurred an immediate and substantial dilution of approximately $9.39 per share, the difference between the pro forma net tangible book value per share of $0.61 and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the Founder Shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Founder Shares at the time of our initial business combination and would become exacerbated to the extent that Public Shareholders seek redemptions from the trust for their Public Shares. In addition, because of the anti-dilution protection in the Founder Shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A ordinary shares.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 65% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in the final prospectus related to the initial public offering, or defective provision (ii) amending the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 65% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 65% of the number of the then outstanding Private Placement Warrants. Although our ability to amend the terms of the public warrants with the consent of at least 65% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our Management and board of directors.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that (i) the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and (ii) certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.

In addition, we have the ability to redeem the outstanding public warrants at any time 90 days after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that (i) the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to proper notice of such redemption and (ii) certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.” The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of Ordinary Shares received is capped at 0.365 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

None of the Private Placement Warrants or Forward Purchase Warrants will be redeemable by us as (except as set forth under “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00”) so long as they are held by our Sponsor, GEPT or their permitted transferees.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase up to 11,500,000 Class A ordinary shares as part of the units offered, and simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 6,600,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. In addition, if the Sponsor, its affiliates or a member of our Management Team makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant. We may also issue up to 2,125,000 Forward Purchase Warrants pursuant to the Forward Purchase Agreement. We may also issue Class A ordinary shares in connection with our redemption of our warrants.

To the extent we issue Ordinary Shares for any reason, including to effectuate a business combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

Because each unit contains one-third of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination (excluding any Forward Purchase Securities) at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described below under “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “Description of Securities — Warrants — Public Shareholders’ and Forward Purchase Warrants — Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of our initial public offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to our initial public offering there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of our initial public offering, management held customary organizational meetings with the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of our initial public offering, prices and terms of the units, including the Class A ordinary shares and warrants underlying the units, included:

●	the history and prospects of companies whose principal business is the acquisition of other companies;

●	prior offerings of those companies;

●	our prospects for acquiring an operating business at attractive values;

●	a review of debt-to-equity ratios in leveraged transactions;

●	our capital structure;

●	an assessment of our Management and their experience in identifying operating companies;

●	general conditions of the securities markets at the time of our initial public offering; and

●	other factors as were deemed relevant.

Although these factors were considered, the determination of our initial offering price was more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statements disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our Ordinary Shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our Ordinary Shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the period from September 29, 2020 through December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our Amended and Restated Memorandum and Articles of Association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, Public Shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as Public Shareholders of a United States company.

Provisions in our Amended and Restated Memorandum and Articles of Association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Amended and Restated Memorandum and Articles of Association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Since only holders of our Founder Shares will have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of the rules of Nasdaq and, as a result, we may qualify for exemptions from certain corporate governance requirements.

After completion of our initial public offering and prior to any conversion of our Founder Shares pursuant to the terms thereof, only holders of our Founder Shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under the corporate governance standards of Nasdaq, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

●	we have a board that includes a majority of “independent directors,” as defined under the rules of Nasdaq;

●	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

●	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	exchange listing and/or delisting requirements;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	local or regional economic policies and market conditions;

●	unexpected changes in regulatory requirements;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	underdeveloped or unpredictable legal or regulatory systems;

●	corruption;

●	protection of intellectual property;

●	social unrest, crime, strikes, riots and civil disturbances;

●	regime changes and political upheaval;

●	terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our Management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, our Management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We maintain our principal executive offices at 32 Elm Place, 2nd Floor, Rye, NY 10580. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq. Our units commenced public trading on January 15, 2021 under the symbol “AEACU.” Our Class A ordinary shares and warrants began separate trading on March 8, 2021, under the symbols “AEAC” and “AEACW,” respectively.

(b) Holders

As of March 26, 2021, there was one holder of record of our units, one holder of record of our Class A ordinary shares, five holders of record of our Class B ordinary shares and two holders of our warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings.

On October 1, 2020 the sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In December 2020, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 to 7,000,000, such that the total number of founder shares would represent 20% of the total number of ordinary shares outstanding upon completion of our initial public offering plus the number of Class A ordinary shares that may be purchased pursuant to the Forward Purchase Agreement. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 20, 2021, we completed our initial public offering of 23,000,000, which included the exercise in full of the underwriters’ option to purchase an additional 3,000,000 units at a price of $10.00 per unit, generating aggregate gross proceeds to the Company of $230.0 million.

Concurrently with the closing of the initial public offering, our sponsor purchased an aggregate of 6,600,000 private placement warrants, each exercisable to purchase one ordinary share at $11.50 per share ($5.8 million in the aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. Each private placement warrant is exercisable for one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the sale of the private placement warrants was added to the proceeds from the initial public offering held in the trust account. If the company does not complete an initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The private placement warrants are substantially similar to the warrants underlying the units issued in the initial public offering, except that they are non-redeemable and exercisable on a cashless basis so long as they are held by the sponsor or its permitted transferees. The sponsor and the company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their private placement warrants until 30 days after the completion of the initial business combination. The sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

In connection with the initial public offering, we incurred offering costs of approximately $13.3 million (including underwriting commissions of $4.6 million and deferred underwriting commissions of approximately $8.1 million). Other incurred offering costs consisted principally preparation fees related to the initial public offering. After deducting the underwriting discounts and commissions (excluding the deferred portion, which amount will be payable upon consummation of the initial business combination, if consummated) and the initial public offering expenses, $230.0 million of the net proceeds from our initial public offering and certain of the proceeds from the private placement of the private placement warrants (or $10.00 per Unit sold in the initial public offering) was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the sale of the private placement warrants are held in the trust account and invested as described elsewhere in this Report.

There has been no material change in the planned use of the proceeds from the initial public offering and the sale of the private placement warrants as is described in our final prospectus related to the initial public offering.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Authentic Equity Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with Item 1. Business, Item 1A. Risk Factors, and Item 15. Financial Statements and the accompanying notes and other data, all of which appear in this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated as a Cayman Islands company on September 29, 2020. We were formed for the purpose entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (the “Business Combination”).

Our sponsor is Authentic Equity Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on January 14, 2021. On January 20, 2021, we consummated an Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) for an aggregate purchase price of approximately $5.8 million, in a private placement to the Sponsor and the sale of a certain rights to General Electric Pension Trust (“GEPT”) for gross proceeds of $824,500 which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined in Note 5 to the accompanying financial statements included in Item 15 to this Form Annual Report on Form 10-K) immediately prior to the closing of an initial Business Combination.

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We will have until January 20, 2023, to complete our initial Business Combination (the “Combination Period”). If we do not complete a Business Combination by that date, it will trigger the Company’s automatic winding up, liquidation and dissolution and, upon notice from us, the trustee of the Trust Account will distribute the amount in the Trust Account to the Public Shareholders. Concurrently, we shall pay, or reserve for payment, from funds not held in Trust, its liabilities and obligations, although we cannot assure that there will be sufficient funds for such purpose. If there are insufficient funds held outside the Trust Account for such purpose, our Sponsor has agreed that it will be liable to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, we cannot assure that the liquidator will not determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). We also cannot assure that a creditor or shareholder will not file a petition with the Cayman Islands Court which, if successful, may result in our company’s liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our assets to the Public Shareholders. The Initial Shareholders have agreed to waive their liquidation rights with respect to the Insider Shares and Private Placement Shares held by them if we fail to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission held in the Trust Account in the event we do not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of our Public Shares. In the event of such distribution, it is possible that the per ordinary share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per ordinary share initially held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, we had $103 in operating cash and working capital deficit of approximately $421,000.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through a payment of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares and a loan of $96,500 from our Sponsor pursuant to a promissory note (the “Note”). The loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We repaid the Note in full on January 20, 2021. Subsequent to the completion of the Initial Public Offering, our liquidity needs will be satisfied with the proceeds not held in the Trust Account from the consummation of the Initial Public Offering, Private Placement and the sale of rights to purchase Forward Purchase Units. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to December 31, 2020 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from September 29, 2020 (inception) through December 31, 2020, we had net loss of approximately $34,000, which consisted solely of general and administrative expenses.

Related Party Transactions

Founder Shares

On October 1, 2020, our Sponsor paid $25,000 to cover certain expenses on behalf of us in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). In December 2020, we effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Founder Shares outstanding. The Sponsor subsequently transferred 25,000 Class B ordinary shares to each of the independent directors, which shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The Sponsor agreed to forfeit (a) up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters and (b) up to 1,250,000 Founder Shares depending on the number of units purchased under the Forward Purchase Agreement if such number is below 5,000,000. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement. On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Founder Shares were no longer subject to forfeiture.

The Sponsor, our directors and executive officers and GEPT agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the initial Business Combination and (b) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 6,600,000 Private Placement Warrants for an aggregate purchase price of approximately $5.8 million, in a private placement to our Sponsor and the sale of certain rights to GEPT for the gross proceeds of $824,500 that allow them to purchase up to $50.0 million of Forward Purchase Units that closed simultaneously with the Initial Public Offering.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, GEPT or their permitted transferees.

The Sponsor and our officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 30, 2020, the Sponsor agreed to loan us an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed $96,500 under the Note and fully repaid the Note on January 20, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, we agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or liquidation, we will cease paying these monthly fees.

Contractual Obligations

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, we agreed to use reasonable best efforts to: (i) file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares); (ii) cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing; (iii) maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 of the Securities Act; and (iv), after such registration statement is declared effective, cause us to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. On January 20, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-17 comprising a portion of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

We are not currently required to maintain an effective system of internal controls as defined by Section 404 of the Sarbanes-Oxley Act. We will be required to comply with the internal control requirements of the Sarbanes-Oxley Act for the fiscal year ending December 31, 2022. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. Further, for as long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirement.

Prior to the closing of our initial public offering, we have not completed an assessment, nor have our auditors tested our systems, of our internal controls. We expect to assess the internal controls of our target business or businesses prior to the completion of our initial business combination and, if necessary, to implement and test additional controls as we may determine are necessary in order to state that we maintain an effective system of internal controls. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of internal controls. Many small and mid-sized target businesses we may consider for our initial business combination may have internal controls that need improvement in areas such as:

●	staffing for financial, accounting and external reporting areas, including segregation of duties;

●	reconciliation of accounts;

●	proper recording of expenses and liabilities in the period to which they relate;

●	evidence of internal review and approval of accounting transactions;

●	documentation of processes, assumptions and conclusions underlying significant estimates; and

●	documentation of accounting policies and procedures.

Because it will take time, management involvement and perhaps outside resources to determine what internal control improvements are necessary for us to meet regulatory requirements and market expectations for our operation of a target business, we may incur significant expenses in meeting our public reporting responsibilities, particularly in the areas of designing, enhancing, or remediating internal and disclosure controls. Doing so effectively may also take longer than we expect, thus increasing our exposure to financial fraud or erroneous financing reporting.

Once our management’s report on internal controls is complete, we will retain our independent registered public accounting firm to audit and render an opinion on such report when required by Section 404 of the Sarbanes-Oxley Act. The independent registered public accounting firm may identify additional issues concerning a target business’s internal controls while performing their audit of internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Since our initial public offering, there has been no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
David M. Hooper	53	Chairman and Chief Executive Officer
Thomas Flocco	58	President and Chief Operating Officer, Director
Todd Khoury	55	Chief Financial Officer, Director
Joe Baker	45	Director
Kathleen Griffin Stack	66	Director
Tim O’Connor	56	Director
Michael Weinstein	72	Director

David M. Hooper serves as our Chief Executive Officer and also chairs our board of directors. Mr. Hooper co-founded Authentic Equity in 2018. Prior to Authentic Equity, in 2006, he co-founded Centerview Capital. At Centerview Capital, Mr. Hooper was a Partner, managed the firm’s consumer fund and co-chaired its investment committee. He played a leading role in each of Centerview Capital’s consumer investments since inception, including The Nielsen Company, Richelieu Foods, Big Heart Pet Brands/Del Monte Foods, Ole Smoky Distillery and Advantage Solutions. Mr. Hooper remains on the board of directors of Ole Smoky Holdco LLC (the parent of Ole Smoky Distillery). Prior to Centerview Capital, Mr. Hooper was a Managing Director, Head of the Consumer Group and Chairman of the U.S. Investment Committee at Vestar Capital Partners. Prior to joining Vestar in 1994, Mr. Hooper served as a financial consultant to GPA Group plc and was a member of The Blackstone Group’s Principal Investment Group and Drexel Burnham Lambert’s M&A department. Over his career, Mr. Hooper has served as a board member or board observer of numerous consumer-oriented companies, including Nielsen, J.M. Smucker, Big Heart Pet Brands, Advantage Solutions, Birds Eye Foods, Richelieu Foods, Del Monte Foods and Anvil Knitwear. Mr. Hooper holds a BSBA from Georgetown University and an MBA from the Stanford Graduate School of Business. Mr. Hooper serves on the Board of Advisors for Georgetown University’s McDonough School of Business.

Thomas Flocco serves as our President and Chief Operating Officer and was appointed to our board of directors in connection with our initial public offering. Mr. Flocco is an established consumer products operating executive with a more than 30 year track record of experience in building and managing businesses and brands, driving operational improvements and providing strategic leadership. Mr. Flocco joined Authentic Equity in 2020 as an Operating Partner. Prior to Authentic Equity, he served as President and Chief Operating Officer of Utz Quality Foods (NYSE: UTZ), a snack foods company with approximately $900 million of revenue, from 2017 to 2019, where he was responsible for day-to-day commercial, financial and operational activity. Mr. Flocco previously served as President and Chief Executive Officer of Beam, a global distilled spirits business with over $2.5 billion of revenue and 4,000 employees, from 2003 to 2008. At Beam, he held full general management responsibility for a global spirits business that includes brands such as Jim Beam, Knob Creek, Maker’s Mark, Courvoisier, Sauza, Canadian Club, Laphroaig and others. He has also served as Chairman and CEO of Everglades Boats, where he currently holds the title of Chairman. Earlier in his career, Mr. Flocco was a Senior Vice President - Strategy and M&A for Fortune Brands, Inc. and a Partner at McKinsey & Company, where he co-led the Consumer and Supply Chain practices in North America. He began his career in Sales and then in Brand Management for Procter & Gamble. Over his career, Mr. Flocco has served on multiple boards of directors of consumer companies, including BevMo!, and currently sits on the boards of directors of Ole Smoky Holdco LLC and Everglades Boats. Mr. Flocco holds a BA in Chemistry from Boston University and an MBA from Harvard Business School.

Todd Khoury serves as our Chief Financial Officer and is also a member of our board of directors. Mr. Khoury co-founded Authentic Equity in 2018. During his career, Mr. Khoury was a Managing Director, Head of the Media and Communications Group and a member of the U.S. Investment Committee at Vestar Capital Partners from 1993 to 2005. He was also a Managing Director at BlackRock, Inc. from 2005 to 2007, where he co-led the firm’s initial effort in private equity. He has also worked closely with a number of small businesses on strategic and operational initiatives and started his career at Salomon Brothers Inc. Mr. Khoury holds a BA in History from Yale University and an MBA from Harvard Business School.

Joe Baker was appointed to our board of directors in connection with our initial public offering. Mr. Baker is a serial entrepreneur in the U.S. consumer sector and has significant experiential marketing experience. Mr. Baker is the founder of Ole Smoky Distillery, the largest craft distillery in the U.S. which he began in 2010, and is currently the Chairman of Ole Smoky Holdco LLC. Ole Smoky’s four distilleries are visited by approximately 5 million consumers annually, making them the world’s most visited distilleries. In 2015, Mr. Baker also founded Yee-Haw Brewing Company, which has grown from a single location micro-brewery to a significant southeast U.S. regional participant in the craft beer sector. Mr. Baker has also been a successful entrepreneur in other areas, and currently runs a family office with interests in commercial real estate, hospitality, sports gaming and entertainment. He began his career as a lawyer and also served as an Assistant District Attorney General for the State of Tennessee. Mr. Baker holds a BA from Georgetown University and a JD from the University of Tennessee College of Law.

Tim O’Connor was appointed to our board of directors in connection with our initial public offering. Mr. O’Connor is a highly experienced consumer products executive with over 30 years of leadership of food and consumer products companies, including as Chief Executive Officer and Chief Financial Officer. Mr. O’Connor most recently served as the CEO of Richelieu Foods, Inc., the leading manufacturer of retail private label frozen and deli pizza in the U.S. and a leading provider of retail salad dressings and premium sauces, until the company’s sale to Freiberger/Sudzucker (ETR: SZU) in 2017. As CEO, Mr. O’Connor delivered highly relevant product innovation, operational improvements and strategic development that led to significant growth in market share, revenue, profits and cash flow. Prior to becoming CEO in 2013, Mr. O’Connor served as Richelieu’s CFO from 2011 to 2013. Earlier in his career, Mr. O’Connor served as Executive Vice President and CFO of LoJack Corporation, a leading manufacturer of stolen vehicle recovery systems for cars, trucks and SUVs. Mr. O’Connor also served in senior finance roles for American Tower Corp. (NYSE: AMT), a leading wireless and broadcast communications infrastructure company, Procter & Gamble (NYSE: PG), and The Gillette Company. Mr. O’Connor holds a BS in Finance and Accounting from Northeastern University.

Kathleen Griffin Stack was appointed to our board of directors in connection with our initial public offering. Ms. Stack has over three decades of experience as an investor and research analyst in the consumer products sector. Ms. Stack served most recently as Managing Director at J.P Morgan Asset Management until 2015, where she was responsible for equity investments within the U.S. consumer products sector across institutional and retail funds. Her career at J.P Morgan Chase & Co. spanned 34 years, 32 years of which she was the U.S. Consumer Products Research Analyst. In addition, she served as Global Team Leader for consumer products equity investments in the Global Analyst Portfolio, as Portfolio Manager for the U.S. Analyst Fund, and as U.S. Equity Research Analyst for the web hosting, internet infrastructure, regional banking and brokerage sectors. Prior to joining Morgan Guaranty Trust Company of New York (the predecessor to J.P Morgan Chase & Co.), Ms. Stack was an Associate at Donaldson, Lufkin & Jenrette, Incorporated, and an Assistant Vice President at Lehman Brothers Kuhn Loeb, Incorporated. She began her career at Lehman Brothers Incorporated, where she was the first Research Assistant in the U.S. Equity Research Department. Ms. Stack was recognized over multiple years by Institutional Investor Magazine as “Best of the Buy Side”. Ms. Stack holds an A.B. in Mathematical Economics from Colgate University and an M.B.A. in Finance from The Wharton School, University of Pennsylvania.

Michael Weinstein was appointed to our board of directors in connection with our initial public offering. Mr. Weinstein is a consumer marketing professional with a long and successful track record focused on the beverage industry. Mr. Weinstein most recently was Chairman of INOV8 Beverage Consulting Group and its predecessor, INOV8 Beverages, which he co-founded in 2004. His career spans nearly 50 years, starting with positions of increasing responsibility at the Pepsi-Cola Company and Kenyon & Eckhardt Advertising. Later in his career, he served as President and COO of A&W Brands Inc., CEO of Triarc Beverage Group (which included the Snapple, Royal Crown, Mistic and Stewart’s brands) until its sale to Cadbury Schweppes, and President of Global Innovation and Business Development at Cadbury Schweppes. Mr. Weinstein currently serves as a board member of privately held King Juice (Calypso Lemonade) and Eska Water. Previously, he served on the boards of the H. J. Heinz Company, Dr. Pepper Snapple, Bob Evans Farms, A&W Brands Inc. and Tampico Beverages. Accolades include Beverage Industry Executive of the Year and induction into the Beverage World Hall of Fame. Mr. Weinstein holds a BA from Lafayette College and an MBA from Harvard Business School.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the corporate governance requirements of Nasdaq, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Baker and Ms. Stack, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. O’Connor and Mr. Weinstein, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Hooper, Mr. Khoury and Mr. Flocco, will expire at our third annual meeting of shareholders.

Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our Founder Shares. In addition, prior to the completion of an initial business combination, holders of a simple majority of our Founder Shares may remove a member of the board of directors for any reason.

Our Sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Amended and Restated Memorandum and Articles of Association as it deems appropriate. Our Amended and Restated Memorandum and Articles of Association will provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Tim O’Connor, Kathleen Griffin Stack, Joe Baker, and Michael Weinstein are “independent directors” as defined in the listing standards of Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in rules and a limited exception, the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors

Audit Committee

Tim O’Connor, Kathleen Griffin Stack and Michael Weinstein serve as members of our audit committee. Our board of directors has determined that each of Tim O’Connor, Kathleen Griffin Stack and Michael Weinstein are independent under the listing standards of Nasdaq and applicable SEC rules. Tim O’Connor serves as the chairman of the audit committee. Under the listing standards of Nasdaq and applicable SEC rules, all the directors on the audit committee must be independent. Each member of the audit committee is financially literate and our board of directors has determined that Tim O’Connor qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

The audit committee is responsible for:

●	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

●	monitoring the independence of the independent registered public accounting firm;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

●	appointing or replacing the independent registered public accounting firm;

●

determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent registered public accounting firm regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

●	monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

●	reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee

The members of our nominating committee are Michael Weinstein and Kathleen Griffin Stack, and Michael Weinstein serves as chairman of the nominating committee. Under the listing standards of Nasdaq, we are required to have a nominating committee composed entirely of independent directors. Our board of directors has determined that each of Michael Weinstein and Kathleen Griffin Stack are independent.

The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified a charter adopted by us, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

The members of our compensation committee are Joe Baker and Tim O’Connor, and Joe Baker serve as chairman of the compensation committee.

Under the listing standards of Nasdaq, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Joe Baker, and Tim O’Connor are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of all of our other Section 16 executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and is directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	directors should not improperly fetter the exercise of future discretion;

●	duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including entities that are affiliates of our sponsor, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, subject to their fiduciary duties under Cayman Islands law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David Hooper	Ole Smoky Holdco LLC	Spirits, Distilling	Director
	Authentic Equity, LLC	Consumer Private Equity	Founder & Partner

Thomas Flocco	Authentic Equity, LLC	Consumer Private Equity	Partner
	Ole Smoky Holdco, LLC	Spirits, Distilling	Director
	Everglades Boats	Boating & Manufacturing	Chairman and CEO of Everglades Boats
	L&H Advisors	Investment Firm	Advisor

Todd Khoury	Authentic Equity, LLC	Consumer Private Equity	Co-Founder & Partner

Joe Baker	Ole Smoky Holdco, LLC	Spirits, Distilling	Chairman of the Board
	Yee-Haw Brewing Company	Spirits, Distilling	Partner

Kathleen Griffin Stack

Tim O’Connor

Michael Weinstein	King Juice (Calypso Lemonade)	Beverages	Director
	Eska Water	Beverages	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the date of our final prospectus related to the initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our Sponsor and each member of our Management Team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its Founder Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own Ordinary Shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our Sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our Sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Furthermore, in no event will our Sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, since the consummation of our initial public offering, we reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.

We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

If we seek shareholder approval, we will complete our initial business combination only if a majority of the Ordinary Shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. In such case, our Sponsor and each member of our Management Team have agreed to vote their Founder Shares and Public Shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our Amended and Restated Memorandum and Articles of Association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our Amended and Restated Memorandum and Articles of Association. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

Executive Officer and Director Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we will reimburse an affiliate of our Sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our Sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our Sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our Management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 26, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 23,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,000,000 Class B ordinary shares outstanding as of March 26, 2021. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares		Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Voting Control
Authentic Equity Sponsor, LLC (our sponsor)	6,900,000	98.6%	—	—	23.4%
Adage Capital Partners, L.P.(3)	—	—	1,400,000	6.1%	4.7%
David Hooper(4)	—	—	—	—	—
Thomas Flocco(4)	—	—	—	—	—
Todd Khoury(4)	—	—	—	—	—
Joe Baker	25,000	*		—	*
Kathleen Griffin Stack	25,000	*		—	*
Tim O’Connor	25,000	*		—	*
Michael Weinstein	25,000	*		—	*
All officers and directors as a group (seven individuals)	100,000	1.4%	—	—	*

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 32 Elm Place, 2nd Floor, Rye, NY 10580.

(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.” Excludes Class A ordinary shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued concurrently with the closing of our initial business combination.

(3)	Includes Class A ordinary shares beneficially held by Adage Capital Partners, LP, a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”) as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP, Robert Atchinson, a United States citizen, and Phillip Gross a United States citizen, based solely on the Schedule 13G filed jointly by ACP, ACPGP, Robert Atchinson, and Phillip Gross, with the SEC on February 1, 2021. The business address of each of ACP, ACPGP, Robert Atchinson, and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.

(4)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor.

Our sponsor, officers and directors are deemed to be our “promoter” as such term is defined under the federal securities laws.

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On October 1, 2020, the sponsor paid $25,000, or approximately $0.004 per share, to cover certain of our offering costs in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. In December 2020, the Company effected a pro rata share capitalization resulting in an increase in the total number of Class B ordinary shares outstanding from 5,750,000 to 7,000,000. The number of Founder Shares issued was determined based on the expectation that such Founder Shares would represent 20% of the issued and outstanding shares upon completion of our initial public offering plus the number of Class A ordinary shares that may be purchased pursuant to the Forward Purchase Agreement. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

In addition, our Sponsor purchased an aggregate of 6,600,000 Private Placement Warrants for an aggregate purchase price of $5.8 million in a Private Placement that closed simultaneously with the closing of our initial public offering. As such, our sponsor’s interest in this transaction is valued at $5.8 million. Each Private Placement Warrant entitles the holder thereof to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. Simultaneously with the closing of the initial public offering, the Company consummated the sale of certain rights to GEPT for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Securities immediately prior to any initial business combination.

We currently maintain our executive offices at 32 Elm Place, 2nd Floor, Rye, NY 10580. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and support services. We consider our current office space adequate for our current operations.

No compensation of any kind, including finder’s and consulting fees, is paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants, including as to exercise price, exercisability and exercise period. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our Sponsor, its affiliates or our Management Team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We entered into a registration and shareholder rights agreement pursuant to which our Sponsor are entitled to certain registration rights with respect to the Private Placement Warrants, the warrants issuable upon conversion of working capital loans (if any), any Forward Purchase Warrants and the Class A ordinary shares issuable upon exercise of the foregoing and upon conversion of the Founder Shares, and, upon consummation of our initial business combination, to nominate three individuals for election to our board of directors, as long as the Sponsor holds any securities covered by the registration and shareholder rights agreement.

Policy for Approval of Related Party Transactions

The audit committee of our board of directors operates pursuant to a charter that provides for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation S-K as promulgated by the SEC, by the audit committee. At its meetings, the audit committee is provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Tim O’Connor, Kathleen Griffin Stack, Joe Baker, and Michael Weinstein are “independent directors” as defined in the listing standards of Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of the period from September 29, 2020 (inception) to December 31, 2020 financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from September 29, 2020 (inception) to December 31, 2020, and of services rendered in connection with our initial public offering totaled $63,860.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the period from September 29, 2020 (inception) to December 31, 2020 financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from September 29, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the period from September 29, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the period from September 29, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.2	Description of Registrant’s Securities.*
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(2)
10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(2)
10.4	Administrative Services Agreement between the Registrant and the Sponsor.(2)
10.5	Forward Purchase Agreement between the Company and GEPT.(2)
10.6	Forfeiture Agreement between the Company and the Sponsor.(2)
10.7	Letter Agreement between the Registrant and the Sponsor.(2)
14.1	Code of Ethics.*
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith

**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.

(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2021

AUTHENTIC EQUITY ACQUISITION CORP.

/s/ David Hooper
Name:	David Hooper
Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Hooper	Chairman and Chief Executive Officer	March 30, 2021
David Hooper	(Principal Executive Officer)

/s/ Todd Khoury	Chief Financial Officer, Director	March 30, 2021
Todd Khoury	(Principal Financial Officer and Principal Accounting Officer)

/s/ Joseph Baker
Joseph Baker	Director	March 30, 2021

/s/ Thomas Flocco	President and Chief Operating Officer,	March 30, 2021
Thomas Flocco	Director

/s/ Kathleen Griffin Stack
Kathleen Griffin Stack	Director	March 30, 2021

/s/ Timothy O’Connor
Timothy O’Connor	Director	March 30, 2021

/s/ Michael Weinstein
Michael Weinstein	Director	March 30, 2021

AUTHENTIC EQUITY ACQUISITION CORP.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Authentic Equity Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Authentic Equity Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from September 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from September 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 30, 2021

AUTHENTIC EQUITY ACQUISITION CORP.

BALANCE SHEET

December 31, 2020

Assets
Current assets:
Cash	$103
Total current assets	103
Deferred offering costs associated with the initial public offering	411,363
Total Assets	$411,466

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$3,000
Accrued expenses	321,215
Note payable	96,500
Total Liabilities	420,715

Commitments and Contingencies

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; none issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding (1)	700
Additional paid-in capital	24,300
Accumulated deficit	(34,249)
Total shareholders’ equity	(9,249)
Total Liabilities and Shareholders’ Equity	$411,466

(1)	This number includes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the Period from September 29, 2020 (inception) through December 31, 2020

Operating expenses
General and administrative expenses	$34,249
Net loss	$(34,249)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	6,250,000

Basic and diluted net loss per Class B ordinary share	$(0.01)

(1)	This number excludes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Period from September 29, 2020 (inception) through December 31, 2020

	Ordinary Shares		Additional		Total
	Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance - September 29, 2020 (inception)	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor (1)	7,000,000	700	24,300	-	25,000
Net loss	-	-	-	(34,249)	(34,249)
Balance - December 31, 2020	7,000,000	$700	$24,300	$(34,249)	$(9,249)

(1)	This number includes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the Period from September 29, 2020 (inception) through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(34,249)
Changes in operating assets and liabilities:
Accrued expenses	5,000
Net cash used in operating activities	(29,249)

Cash Flows from Financing Activities:
Proceeds received from note payable to related party	56,500
Proceeds from issuance of Class B ordinary shares to Sponsor	25,000
Offering costs paid	(52,148)
Net cash provided by financing activities	29,352

Net change in cash	103
Cash - beginning of the period	-
Cash - end of the period	$103

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$3,000
Offering costs included in accrued expenses	$316,215
Offering costs paid by Sponsor under promissory note	$40,000

The accompanying notes are an integral part of these financial statements.

Note 1—Description of Organization and Business Operations

Organization and General

Authentic Equity Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 29, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

The Company’s Sponsor is Authentic Equity Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) for an aggregate purchase price of approximately $5.8 million, in a private placement to the Sponsor and the sale of certain rights to General Electric Pension Trust (“GEPT”) for gross proceeds of $824,500 which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined in Note 5) immediately prior to any initial Business Combination.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, or the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of Private Placement Warrants and the sale of a right to purchase Forward Purchase Units under the Forward Purchase Agreement, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

The Company will provide the holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s Chief Financial Officer prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 20, 2023, (the “Combination Period”) or (b) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The Sponsor agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or members of the Company’s management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except our independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $103 of cash in its operating account and working capital deficit of approximately $421,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4), and the proceeds from the consummation of the Initial Public Offering, Private Placement and sale of a right to purchase Forward Purchase Units not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Deferred Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Deferred offering costs consist of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and recorded as an asset on the balance sheet. These costs, along with underwriting fees were charged to shareholders’ equity upon the completion of the Initial Public Offering on January 20, 2021. As of December 31, 2020, the Company incurred approximately $411,000 of deferred offering costs.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 shares of Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited (see Note 4 and 6). At December 31, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of us. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Income Taxes

ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

Note 4—Related Party Transactions

Founder Shares

On October 1, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Founder Shares outstanding. The Sponsor subsequently transferred 25,000 Class B ordinary shares to each of the independent directors, which shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The Sponsor agreed to forfeit (a) up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters and (b) up to 1,250,000 Founder Shares depending on the number of units purchased under the Forward Purchase Agreement (as defined in Note 5) if such number is below 5,000,000. The forfeiture would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (as defined in Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Founder Shares were no longer subject to forfeiture.

The Sponsor, the Company’s directors and executive officers and GEPT agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares or the Class B ordinary shares that may be issued to GEPT under the Forward Purchase Agreement, until the earlier to occur of: (a) one year after the completion of the initial Business Combination and (b) subsequent to the initial Business Combination, (x) if the closing price of Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,600,000 Private Placement Warrants for an aggregate purchase price of approximately $5.8 million, in a private placement to the Sponsor and the sale of certain rights to GEPT for gross proceeds of $824,500 which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined in Note 5) immediately prior to an initial Business Combination.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, GEPT or their permitted transferees.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed $96,500 under the Note and fully repaid the Note on January 20, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5—Commitments and Contingencies

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with GEPT, pursuant to which, in exchange for $824,500 of proceeds paid to the Company in the Private Placement, GEPT has the right, in its discretion, to purchase up to the lesser of (i) $50.0 million of units and (ii) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the closing of the Company’s initial Business Combination, including but not limited to, any ordinary shares issued in connection with the Initial Public Offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial Business Combination (the “Forward Purchase Units”), with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and 0.425 of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur immediately prior to the closing of the initial Business Combination.

In consideration for the purchase for the Forward Purchase Units, if GEPT purchases the maximum number of Forward Purchase Units available to it under the Forward Purchase Agreement, the Company will issue to GEPT, at the closing of the Company’s initial Business Combination and prior to the conversion of the Class B ordinary shares into Class A ordinary shares in accordance with the terms thereof (the “GEPT Issuance”):

a number of Class B ordinary shares (the “GEPT Class B ordinary shares”) that is equal to 12.5% of the aggregate number of Class B ordinary shares outstanding at the time of the initial Business Combination prior to the conversion of such Class B ordinary shares into Class A ordinary shares pursuant to the terms thereof and after giving effect to the issuance of the GEPT Class B ordinary shares and any other Class B ordinary shares as a result of anti-dilution rights or other adjustments and the number of Class B ordinary shares transferred, assigned, sold or forfeited in connection with the initial Business Combination but excluding 115,000 Class B ordinary shares from such calculation (the “Post-Business Combination Class B ordinary shares”) (provided, however, that if the Founder Shares are converted into Class A ordinary shares prior to the date of the Company’s initial Business Combination, GEPT will receive a number of Class A ordinary shares equal to the number of Class A ordinary shares that it would have been entitled to pursuant to the GEPT Issuance); and

a number of Private Placement Warrants equal to 12.5% of the aggregate number of Private Placement Warrants outstanding at the time of the Company’s initial business combination prior to the conversion of such Class B ordinary shares into Class A ordinary shares pursuant to the terms thereof and after giving effect to any Private Placement Warrants transferred, assigned, sold or forfeited in connection with the initial Business Combination (the “Post-Business Combination Private Placement Warrants”).

In connection with such issuance, the Sponsor agreed to forfeit to the Company for no consideration a number of Class B ordinary shares and Private Placement Warrants (the “Sponsor Forfeiture”) such that after the Sponsor Forfeiture and the GEPT Issuance, the Sponsor will own (i) a number of Class B ordinary shares equal to 87.5% of the number of Post-Business Combination Class B ordinary shares plus 15,000 Class B ordinary shares, and (ii) a number of Private Placement Warrants equal to 87.5% of the number of Post-Business Combination Private Placement Warrants.

The Forward Purchase Warrants purchased by GEPT under the Forward Purchase Agreement will have the same terms as the Public Warrants. The Private Placement Warrants to be issued to GEPT as described above will have the same terms and be subject to the same transfer restrictions as the Private Placement Warrants held by the Sponsor.

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, the Company agreed to use reasonable best efforts to: (i) file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares); (ii) cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing; (iii) maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Sponsor or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 of the Securities Act; and (iv), after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company. The Company will bear the cost of registering these securities.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at $10.00 per Unit, less the underwriting discounts and commissions. On January 20, 2021, the underwriter fully exercised its over-allotment option.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $4.6 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $8.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred underwriting commissions will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statement. The financial statement does not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of January 20, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. Of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) and the number of Class A ordinary shares that may be sold pursuant to the forward purchase agreement, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination, any Private Placement Warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans and any Forward Purchase Warrants. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Warrants — Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their Public Warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company agreed that as soon as practicable, but in no event later than twenty (20) business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The warrants have an exercise price of $11.50 per whole share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As of December 31, 2020, there were no warrants outstanding.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination (excluding any forward purchase securities) at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described under “Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The Private Placement Warrants and the Forward Purchase Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers, GEPT or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above;

provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares.

The “fair market value” of the Class A ordinary shares for the above purpose shall mean the volume weighted average price of Class A ordinary shares during the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.365 Class A ordinary shares per warrant (subject to adjustment).

If the Company has not completed the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were issued. Other than described in Notes 1, 3, 4, 5 and 6, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.