Form 10-Q
period 2021-03-31
Authentic Equity Acquisition Corp.
filed 2021-05-28
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 001-39903

AUTHENTIC EQUITY ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1562072
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

32 Elm Place, 2nd Floor
Rye, NY 10580

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (646) 374-0919

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Class A ordinary shares included as part of the units	AEAC	The Nasdaq Stock Market LLC

Warrants included as part of the Units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	AEACW	The Nasdaq Stock Market LLC

Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-half of one redeemable warrant	AEACU	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 26, 2021, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2021

i

PART I - FINANCIAL INFORMATION

Item 1.Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$859,527	$103
Prepaid expenses	467,556	-
Total current assets	1,327,083	103
Investments held in Trust Account	230,004,412	-
Derivative assets - forward purchase agreement	91,300	-
Deferred offering costs associated with the initial public offering	-	411,363
Total Assets	$231,422,795	$411,466

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$35,117	$3,000
Accounts payable - related party	10,000	-
Accrued expenses	526,563	321,215
Note payable	-	96,500
Total current liabilities	571,680	420,715
Deferred underwriting commissions	8,050,000	-
Derivative liabilities - warrants	11,584,000	-
Total Liabilities	20,205,680	420,715

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,621,711 shares subject to possible redemption at $10.00 per share as of March 31, 2021	206,217,110	-

Shareholders' Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,378,289 shares issued and outstanding (excluding 20,621,711 shares subject to possible redemption)	238	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020 (1)	700	700
Additional paid-in capital	-	24,300
Retained earnings (accumulated deficit)	4,999,067	(34,249)
Total shareholders' equity (deficit)	5,000,005	(9,249)
Total Liabilities and Shareholders' Equity (Deficit)	$231,422,795	$411,466

(1)	At December 31, 2020, this number includes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Three
Months Ended
March 31, 2021
Operating expenses
General and administrative expenses	$586,855
Administrative fee - related party	23,871
Loss from operations	(610,726)
Other income (expenses)
Change in fair value of derivative assets and liabilities	8,879,800
Offering costs allocated to issuance of public and private warrants	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	(1,352,500)
Net gain from investments held in Trust Account	4,412
Net income	$6,219,304

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,921,271

Basic and diluted net income per share, Class B ordinary shares	$0.90

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	Equity (Deficit)
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Sale of units in initial public offering, less warrant liabilities for public warrants	23,000,000	2,300	-	-	217,577,700	-	217,580,000
Offering costs	-	-	-	-	(12,572,940)	-	(12,572,940)
Shares subject to possible redemption	(20,621,711)	(2,062)	-	-	(205,029,060)	(1,185,988)	(206,217,110)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited)	2,378,289	$238	7,000,000	$700	$-	$4,999,067	$5,000,005

(1)	At December 31, 2020, this number includes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Three
Months Ended
March 31, 2021
Cash Flows from Operating Activities:
Net income	$6,219,304
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(8,879,800)
Loss on excess of fair value over cash received for Private Placement Warrants	1,352,500
Offering costs associated with issuance of public and private warrants	701,682
Net gain from investments held in Trust Account	(4,412)
Changes in operating assets and liabilities:
Prepaid expenses	(467,556)
Accounts payable	23,283
Accounts payable - related party	10,000
Accrued expenses	451,563
Net cash used in operating activities	(593,436)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(96,500)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement and sale of rights, gross	6,600,000
Offering costs paid	(5,050,640)
Net cash provided by financing activities	231,452,860

Net change in cash	859,424

Cash - beginning of the period	103
Cash - end of the period	$859,527

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of ordinary shares subject to possible redemption	$218,301,630
Change in value of ordinary shares subject to possible redemption	$(12,084,520)

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

Sponsor and Financing

The Company’s sponsor is Authentic Equity Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units sold pursuant to the underwriters’ over-allotment option (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor for an aggregate purchase price of approximately $5.8 million, and incurred offering costs of approximately $18,000, in a private placement (the “Private Placement”). In addition, the Company consummated the sale of certain rights to General Electric Pension Trust (“GEPT” and such rights, the “GEPT Rights”) for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined in Note 5) immediately prior to any initial Business Combination, subject to certain terms and conditions set forth in the Forward Purchase Agreement (as defined in Note 5).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the GEPT Rights, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Pursuant to the Company’s insider trading policy, insiders are required to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s Chief Financial Officer prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except our independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2021, the Company had approximately $860,000 of cash in its operating account and working capital of approximately $755,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2—Basic of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the derivative warrant liability. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents not held in the Trust Account.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million of the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement were placed in the Trust Account and invested in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain on investments, dividends and interest held in Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in Trust Account. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Derivative Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 18,100,000 warrants issued in connection with the Initial Public Offering (11,500,000) (the “Public Warrants”) and the Private Placement Warrants (6,600,000) and units committed to be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative assets and liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative assets and liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering were initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing models at each measurement date.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 20,621,711 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements.

Net Income (Loss) per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the Public Warrants and the Private Placement Warrants in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 by the weighted average number of Class A ordinary shares outstanding for three months ended March 31, 2021. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $6.2 million for the three months ended March 31, 2021, less income attributable to Class A ordinary shares of approximately $4,000, by the weighted average number of Class B ordinary shares outstanding for the three months ended March 31, 2021.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3—Initial Public Offering

On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On October 1, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Founder Shares outstanding. The Sponsor subsequently transferred 25,000 Class B ordinary shares to each of the Company’s independent directors, which shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The Sponsor agreed to forfeit (a) up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters and (b) up to 1,250,000 Founder Shares depending on the number of units purchased under the Forward Purchase Agreement (as defined in Note 5) if such number is below 5,000,000. The forfeiture in the preceding clause (a) would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (as defined in Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Founder Shares were no longer subject to forfeiture.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 6,600,000 Private Placement Warrants to the Sponsor for an aggregate purchase price of approximately $5.8 million, and incurred offering costs of approximately $18,000.

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor, GEPT or their permitted transferees.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred approximately $24,000 in expense for these services. As of March 31, 2021, there was $10,000 in accounts payable – related party outstanding, as reflected in the accompanying condensed balance sheets.

Note 5—Commitments and Contingencies

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with GEPT, pursuant to which, in exchange for $824,500 of proceeds paid to the Company simultaneously with the closing of the Initial public Offering, GEPT has the right, in its discretion, to purchase up to the lesser of (i) $50.0 million of units and (ii) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the closing of the Company’s initial Business Combination, including but not limited to, any ordinary shares issued in connection with the Initial Public Offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial Business Combination (the “Forward Purchase Units”), with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and 0.425 of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur immediately prior to the closing of the initial Business Combination.

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

The Company will determine the number of Forward Purchase Units to be sold under the Forward Purchase Agreement and GEPT’s obligation to purchase such units will be subject to the satisfaction of certain conditions, including, among others, the delivery by GEPT of a notice to the Company that it will purchase the Forward Purchase Units in whole or in part. The rights of GEPT under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. If GEPT does not purchase the maximum number of Forward Purchase Units available to it under the Forward Purchase Agreement, GEPT will not be entitled to receive any of the Founder Shares or Private Placement Warrants described above, and we will be entitled to retain the $824,500 paid to the Company by GEPT.

The Forward Purchase Warrants purchased by GEPT under the Forward Purchase Agreement will have the same terms as the Public Warrants. The Private Placement Warrants to be issued to GEPT as described above will have the same terms and be subject to the same transfer restrictions as the Private Placement Warrants held by the Sponsor.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, the Company has agreed to use reasonable best efforts to: (i) file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares); (ii) cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing; (iii) maintain the effectiveness of such registration statement until the earliest of (A) the date on which GEPT or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 of the Securities Act; and (iv) after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company. The Company will bear the cost of registering these securities.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021, there were 2,387,419 Class A ordinary shares issued and outstanding, excluding 20,621,711 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture.

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

Note 7—Derivative Liabilities

As of March 31, 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding. No warrants were outstanding as of December 31, 2020.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants have an exercise price of $11.50 per whole share, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. As of March 31, 2021, there were 18,100,000 warrants outstanding.

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

The Private Placement Warrants and the Forward Purchase Warrants will be identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers, GEPT or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$230,004,412	$-	$-	$230,004,412
Derivative assets - Forward purchase agreement	-	-	91,300	91,300
Liabilities:
Derivative liabilities - public warrants	7,360,000	-	-	7,360,000
Derivative liabilities - private warrants	-	4,224,000	-	4,224,000
Total liablilities	$237,364,412	$4,224,000	$91,300	$241,679,712

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Warrants transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. For the three months ended March 31, 2021, the Company recognized a gain on change in the fair value of derivative liabilities of approximately $8.9 million presented on the accompanying unaudited condensed statement of operations.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the Level 3 derivative liabilities for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	19,548,000
Public Warrants transfer to Level 1	(12,420,000)
Private Warrants transfer to Level 2	(7,128,000)
Derivative liabilities at March 31, 2021	$-

The change in the fair value of the Level 3 derivative assets for the three months ended March 31, 2021 is summarized as follows:

Derivative assets at January 1, 2021	$-
Initial fair value of forward purchase agreement	(824,500)
Change in fair value of derivative assets	915,800
Derivative assets at March 31, 2021	$91,300

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a binomial lattice model and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company estimates the probability of completing a Business Combination based on recent historical failure rates for SPACs and the current market environment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs of derivative liabilities at the measurement date:

As of January 20, 2021
Exercise price	$11.50
Stock price	$9.93
Term (in years)	5.50
Volatility	20.00%
Risk-free interest rate	0.50%
Dividend yield	-
Probability of completing a Business Combination	80.00%

The estimated fair value of the forward purchase agreement is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of the forward purchase unit based on implied volatility from the Company’s traded units and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the units. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the unit. The expected life of the forward purchase unit is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of forward purchase agreement at each measurement date:

	As of March 31, 2021	As of January 20, 2021
Exercise price	$10.00	$10.00
Unit price	$10.39	$9.97
Term (in years)	0.80	1.00
Volatility	13.70%	20.00%
Risk-free interest rate	0.10%	0.10%
Dividend yield	-	-
Probability of completing a Business Combination	80.00%	80.00%

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Revision to Prior Period Financial Statements

On April 12, 2021, the staff of the SEC (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheets as opposed to equity. Since their issuance on January 20, 2021, the Company’s warrants have been accounted for as equity within the Company’s previously reported balance sheet. During the course of preparing the quarterly report on Form 10-Q for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 20, 2021, filed on Form 8-K on January 26, 2021 (the “Post-IPO Balance Sheet”).

The Warrants were reflected as a component of equity in the Post-IPO Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for warrants issued on January 20, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s Statement of Operations each reporting period.

The Company concluded that the misstatement was not material to the Post-IPO Balance Sheet and the misstatement had no material impact to any prior interim period. The effect of the revisions to the Post-IPO Balance Sheet is as follows:

	As of January 20, 2021
	As Previously Reported	Adjustment	As Revised
Balance Sheet
Total assets	$232,343,303	$-	$232,343,303
Liabilities and shareholders’ equity
Total current liabilities	$991,671	$-	$991,671
Deferred underwriting commissions	8,050,000	-	8,050,000
Derivative liabilities - forward purchase agreement	-	824,500	824,500
Derivative liabilities - warrants	-	19,548,000	19,548,000
Total liabilities	9,041,671	20,372,500	29,414,171
Class A ordinary shares, 0.001 par value; shares subject to possible redemption	218,301,630	(20,372,500)	197,929,130
Shareholders’ equity
Preference shares - 0.001 par value	-	-	-
Class A ordinary shares - 0.001 par value	117	204	321
Class B ordinary shares - 0.001 par value	700	-	700
Additional paid-in-capital	5,056,765	2,053,978	7,110,743
Accumulated deficit	(57,580)	(2,054,182)	(2,111,762)
Total shareholders’ equity	5,000,002	-	5,000,002
Total liabilities and shareholders’ equity	$232,343,303	$-	$232,343,303

Note 10—Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, other than as described herein, including Note 9 - Revision to Prior Period Financial Statements, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Authentic Equity Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on September 29, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We will not be limited to a particular industry or geographic region in our identification and acquisition of a target company.

Sponsor and Financing

Our Sponsor is Authentic Equity Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our initial public offering (the “Initial Public Offering”) was declared effective on January 14, 2021. On January 20, 2021, we consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor for an aggregate purchase price of approximately $5.8 million, and incurred offering costs of approximately $18,000, in a private placement (the “Private Placement”). In addition, the Company consummated the sale of certain rights to General Electric Pension Trust (“GEPT” and such rights, the “GEPT Rights”) for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined below) immediately prior to any initial Business Combination.

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and are invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of Private Placement Warrants and the sale of the GEPT Rights, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

If we are unable to complete a Business Combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay its tax obligations, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Results of Operations

Our entire activity from September 29, 2020 (inception) through March 31, 2021, consisted of formation and preparation for the Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination, and as such, we had no operations and no significant operating revenues.

For the three months ended March 31, 2021, we had net income of approximately $6.2 million, which consisted of approximately $8.9 million of a gain from change in fair value of derivative liabilities, approximately $4,000 of net gain from investments held in Trust Account, offset by approximately $587,000 of general and administrative expenses, approximately $1.4 million loss on excess of fair value over cash received for private placement warrants and approximately $24,000 of related party administrative fees.

Liquidity and Capital Resources

As of March 31, 2021, we had approximately $860,000 in our operating bank account, and working capital of approximately $755,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note, and certain portion of the proceeds from the Private Placement and sale of the GEPT Right not held in the Trust Account. We repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Contractual Obligations

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, the Company entered into a forward purchase agreement (the “Forward Purchase Agreement”) with GEPT, pursuant to which, in exchange for $824,500 of proceeds paid to the Company simultaneously with the closing of the Initial public Offering, GEPT has the right, in its discretion, to purchase up to the lesser of (i) $50.0 million of units and (ii) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the closing of the Company’s initial Business Combination, including but not limited to, any ordinary shares issued in connection with the Initial Public Offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial Business Combination (the “Forward Purchase Units”), with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and 0.425 of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur immediately prior to the closing of the initial Business Combination.

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

The Company will determine the number of Forward Purchase Units to be sold under the Forward Purchase Agreement and GEPT’s obligation to purchase such units will be subject to the satisfaction of certain conditions, including, among others, the delivery by GEPT of a notice to us that it will purchase the Forward Purchase Units in whole or in part. The rights of GEPT under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by our public shareholders. If GEPT does not purchase the maximum number of forward purchase units available to it under the Forward Purchase Agreement, GEPT will not be entitled to receive any of the Founder Shares or Private Placement Warrants described above, and we will be entitled to retain the $824,500 paid to us by GEPT.

The Forward Purchase Warrants purchased by GEPT under the Forward Purchase Agreement will have the same terms as the Public Warrants. The Private Placement Warrants to be issued to GEPT as described above will have the same terms and be subject to the same transfer restrictions as the Private Placement Warrants held by the Sponsor.

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, the Company agreed to use reasonable best efforts to: (i) file within 30 days after the closing of the initial Business Combination a registration statement with the SEC for a secondary offering of the Forward Purchase Shares and the Forward Purchase Warrants (and underlying Class A ordinary shares); (ii) cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing; (iii) maintain the effectiveness of such registration statement until the earliest of (A) the date on which GEPT or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 of the Securities Act; and (iv), after such registration statement is declared effective, cause the Company to conduct firm commitment underwritten offerings, subject to certain limitations. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of forward purchase securities to include their securities in other registration statements filed by the Company. The Company will bear the cost of registering these securities.

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

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 20,621,711 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Loss Per Ordinary Share

Net Income (loss) per ordinary share is computed by dividing net income (loss) applicable to shareholders by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 18,100,000 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income (loss) per ordinary shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income earned on the Trust Account of approximately $4,000 by the weighted average number of Class A ordinary shares outstanding for three months ended March 31, 2021. Net income per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net income of approximately $6.2 million for the three months ended March 31, 2021, less income attributable to Class A ordinary shares of approximately $4,000, by the weighted average number of Class B ordinary shares outstanding.

Derivative Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued share purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The 18,100,000 warrants issued in connection with the Initial Public Offering (11,500,000) (the “Public Warrants”) and the Private Placement Warrants (6,600,000) and units committed to be issued in connection with forward purchase agreement are recognized as derivative assets and liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjust the instruments to fair value at each reporting period. The assets and liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation and in light of the SEC Staff Statement, our Certifying Officers concluded that, solely due to the Company’s misapplication of the accounting for the Company’s warrants as liabilities, our disclosure controls and procedures were not effective as of March 31, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on January 19, 2021, except for the below risk factors. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our Amended and Restated Memorandum and Articles of Association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering and Private Placement in January 2021. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2021. This material weakness resulted in a misstatement of our derivative liabilities, additional paid-in capital, accumulated deficit to the Post-IPO Balance Sheet.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Failure to timely file will cause us to be ineligible to utilize short form registration statements on Form S-3 or Form S-4, which may impair our ability to obtain capital in a timely fashion to execute our business strategies or issue shares to effect an acquisition. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the revision of prior audited balance sheet described in the change in accounting for our warrants and forward purchase agreement, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the revision and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this quarterly report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

Our warrants are accounted for as a derivative liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial Business Combination.

We account for our warrants as a derivative liability and will record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a derivative liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 warrants to the Sponsor for an aggregate purchase price of approximately $5.8 million, in a private placement. In addition, we consummated the sale of certain rights to GEPT for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units immediately prior to any initial Business Combination.

Of the gross proceeds received from the Initial Public Offering and certain portion of the proceeds received from the Private Placement, $230,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 185 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 27th day of May, 2021.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)