Form 10-Q
period 2021-06-30
Authentic Equity Acquisition Corp.
filed 2021-08-13
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 13, 2021, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$736,538	$103
Prepaid expenses	388,291	-
Total current assets	1,124,829	103
Investments held in Trust Account	230,010,146	-
Deferred offering costs associated with the initial public offering	-	411,363
Total Assets	$231,134,975	$411,466

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$13,000	$3,000
Accounts payable - related party	10,000	-
Accrued expenses	592,213	321,215
Note payable	-	96,500
Total current liabilities	615,213	420,715
Deferred underwriting commissions	8,050,000	-
Derivative liabilities	15,550,400	-
Total Liabilities	24,215,613	420,715

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 20,191,936 and 0 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	201,919,360	-

Shareholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; 2,808,064 and 0 shares issued and outstanding (excluding 20,191,936 and 0 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	281	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020 (1)	700	700
Additional paid-in capital	3,111,719	24,300
Retained earnings (accumulated deficit)	1,887,302	(34,249)
Total shareholders’ equity (deficit)	5,000,002	(9,249)
Total Liabilities and Shareholders’ Equity (Deficit)	$231,134,975	$411,466

(1)	At December 31, 2020, this number includes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Operating expenses
General and administrative expenses	$215,787	$802,642
Administrative fee - related party	30,000	53,871
Loss from operations	(245,787)	(856,513)
Other income (expenses)
Change in fair value of derivative liabilities	(4,057,700)	4,822,100
Offering costs allocated to issuance of public and private warrants	-	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	-	(1,352,500)
Net gain from investments held in Trust Account	5,734	10,146
Net income (loss)	$(4,297,753)	$1,921,551

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,000,000	6,921,271

Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.61)	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total Shareholders’
	Class A		Class B		Paid-in	(Accumulated	Equity
	Shares	Amount	Shares (1)	Amount	Capital	Deficit)	(Deficit)
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Sale of units in initial public offering, less fair value of warrant liabilities for public warrants	23,000,000	2,300	-	-	217,577,700	-	217,580,000
Offering costs	-	-	-	-	(12,572,940)	-	(12,572,940)
Shares subject to possible redemption	(20,621,711)	(2,062)	-	-	(205,029,060)	(1,185,988)	(206,217,110)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited)	2,378,289	238	7,000,000	700	-	4,999,067	5,000,005
Shares subject to possible redemption	429,775	43	-	-	3,111,719	1,185,988	4,297,750
Net loss	-	-	-	-	-	(4,297,753)	(4,297,753)
Balance - June 30, 2021 (unaudited)	2,808,064	$281	7,000,000	$700	$3,111,719	$1,887,302	$5,000,002

(1)	At December 31, 2020, this number includes up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended
June 30, 2021
Cash Flows from Operating Activities:
Net income	$1,921,551
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative liabilities	(4,822,100)
Loss on excess of fair value over cash received for Private Placement Warrants	1,352,500
Offering costs associated with issuance of public and private warrants	701,682
Net gain from investments held in Trust Account	(10,146)
Changes in operating assets and liabilities:
Prepaid expenses	(388,291)
Accounts payable	1,166
Accounts payable - related party	10,000
Accrued expenses	517,213
Net cash used in operating activities	(716,425)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(96,500)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placements, gross	6,600,000
Offering costs paid	(5,050,640)
Net cash provided by financing activities	231,452,860

Net change in cash	736,435

Cash - beginning of the period	103
Cash - end of the period	$736,538

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000
Initial value of Class A ordinary shares subject to possible redemption	$197,929,130
Change in value of Class A ordinary shares subject to possible redemption	$3,990,230

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor for an aggregate purchase price of approximately $5.8 million, and incurred offering costs of approximately $18,000, in a private placement (the “Private Placement”). In addition, the Company consummated the sale of certain rights to General Electric Pension Trust (“GEPT” and such rights, the “GEPT Rights”) for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined in Note 5) immediately prior to an initial Business Combination, subject to certain terms and conditions set forth in the Forward Purchase Agreement (as defined in Note 5).

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and the amount is invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Private Placement and the sale of the GEPT Rights, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company’s initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $737,000 of cash in its operating account and working capital of approximately $510,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative Assets and Liabilities

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the Private Placement Warrants and units that may be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering were initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units that may be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 20,191,936 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares
Numerator:
Net gain from investments held in Trust Account	$5,734	$10,146
Net income attributable to Class A ordinary shares	$5,734	$10,146
Denominator:
Weighted average shares outstanding of Class A ordinary shares , basic and diluted	23,000,000	23,000,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator:
Net income (loss)	$(4,297,753)	$1,921,551
Less: Net income attributable to Class A ordinary shares	(5,734)	(10,146)
Net loss attributable to Class B ordinary shares	$(4,303,487)	$1,911,405
Denominator:
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,000,000	6,921,271
Basic and diluted net income (loss) per share, Class B ordinary shares	$(0.61)	$0.28

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Related Party Loans

On September 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $97,000 under the Note and fully repaid the Note on January 20, 2021.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred approximately $30,000 and $54,000 in expense for these services, respectively. As of June 30, 2021, there was $10,000 in accounts payable – related party outstanding, as reflected in the accompanying condensed balance sheets.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Warrants

As of June 30, 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding. No warrants were outstanding as of December 31, 2020.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Shareholders’ Equity

Preference Shares — The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021, there were 2,808,064 Class A ordinary shares issued and outstanding, excluding 20,191,936 Class A ordinary shares subject to possible redemption. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares — The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2021 and December 31, 2020, there were 7,000,000 shares of Class B ordinary shares issued and outstanding.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8—Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities Money Market Fund	$230,010,146	$-	$-	$230,010,146
Liabilities:
Derivative liabilities - public warrants	$9,775,000	$-	$-	$9,775,000
Derivative liabilities - private warrants	$-	$5,610,000	$-	$5,610,000
Derivative liabilities - forward purchase agreement	$-	$-	$165,400	$165,400

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Warrants transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments invested in government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured based on the market price of such warrants at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the quoted price in active market when the Public Warrants were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. For the three and six months ended June 30, 2021, the Company recognized a loss on change in the fair value of derivative instruments of approximately $4.1 million and a gain on change in fair value of derivative instruments of approximately $4.8 million, respectively, presented on the accompanying unaudited condensed statements of operations.

The change in the fair value of the Level 3 derivative (assets) liabilities for the three and six months ended June 30, 2021 is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	19,548,000
Initial fair value of forward purchase agreement	824,500
Public Warrants transfer to Level 1	(12,420,000)
Private Warrants transfer to Level 2	(7,128,000)
Change in fair value of derivative instruments	(915,800)
Derivative assets at March 31, 2021	(91,300)
Change in fair value of derivative instruments	256,700
Derivative liabilities at June 30, 2021	$165,400

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs on January 20, 2021. Inherent in a binomial lattice model and Black-Scholes Option Pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. The Company estimates the probability of completing a Business Combination based on recent historical failure rates for special-purpose acquisition companies (“SPACs”) and the current market environment.

The following table provides quantitative information regarding Level 3 fair value measurements inputs of the derivative warrant liabilities at the measurement date:

As of January 20, 2021
Exercise price	$11.50
Ordinary share price	$9.93
Term (in years)	5.50
Volatility	20.00%
Risk-free interest rate	0.50%
Dividend yield	-
Probability of completing a Business Combination	80.00%

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

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of the forward purchase agreement at each measurement date:

	As of June 30, 2021	As of January 20, 2021
Exercise price	$10.00	$10.00
Unit price	$10.05	$9.97
Term (in years)	0.60	1.00
Volatility	16.90%	20.00%
Risk-free interest rate	0.10%	0.10%
Dividend yield	-	-
Probability of completing a Business Combination	80.00%	80.00%

Note 9—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the condensed financial statements.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor for an aggregate purchase price of approximately $5.8 million, and incurred offering costs of approximately $18,000, in a private placement (the “Private Placement”). In addition, the Company consummated the sale of certain rights to General Electric Pension Trust (“GEPT” and such rights, the “GEPT Rights”) for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined below) immediately prior to an initial Business Combination.

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

Initial Business Combination

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the sale of Private Placement Warrants and the sale of the GEPT Rights, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. Our initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of the signing of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

Results of Operations

Our entire activity from September 29, 2020 (inception) through June 30, 2021, consisted of formation and preparation for the Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination, and as such, we had no operations and no significant operating revenues.

For the three months ended June 30, 2021, we had net loss of approximately $4.3 million, which consisted of approximately $4.1 million of a loss from change in fair value of derivative instruments, approximately $216,000 of general and administrative expenses and $30,000 of related party administrative fees, partially offset by approximately $6,000 of net gain from investments held in Trust Account.

For the six months ended June 30, 2021, we had net income of approximately $1.9 million, which consisted of approximately $4.8 million of a gain from change in fair value of derivative instruments, approximately $10,000 of net gain from investments held in Trust Account, partially offset by approximately $803,000 of general and administrative expenses, approximately $1.4 million loss on excess of fair value over cash received for private placement warrants and approximately $54,000 of related party administrative fees.

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $737,000 in our operating bank account and working capital of approximately $510,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to the Note, and certain portion of the proceeds from the Private Placement and sale of the GEPT Right held outside of the Trust Account. We repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 20,191,936 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

Net Income (Loss) per Ordinary Share

Our unaudited condensed statements of operations includes a presentation of income (loss) per Class A ordinary share subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per Class A ordinary share, basic and diluted, is calculated by dividing the investment income earned on the Trust Account by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per Class B ordinary share, basic and diluted, is calculated by dividing the net loss, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the periods.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and Private Placement since the exercise price of the warrants is in excess of the average ordinary shares price for the period and therefore the inclusion of such warrants would be anti-dilutive.

Derivative Assets and Liabilities

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the Private Placement Warrants and units committed to be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjust the instruments to fair value at each reporting period. The assets and liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon that evaluation due to the previously reported material weakness in our internal control over financial reporting related to our classification of the public warrants, private warrants and units associated with our Forward Purchase Agreement as components of equity instead of derivative assets or liabilities. The material weakness was identified and discussed in Part I, Item 4 of our Form 10-Q for the period ended March 31, 2021.

Notwithstanding the identified material weakness as of June 30, 2021, management, including the Certifying Officers, believe that the condensed financial statements contained in this Form 10-Q filing fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

We identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering and Private Placement in January 2021. As a result of this material weakness, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2021. This material weakness resulted in a misstatement of our derivative instruments, additional paid-in capital, accumulated deficit to the Post-IPO Balance Sheet.

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

Item 6. Exhibits.

Exhibit Number	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)