Form 10-Q
period 2021-09-30
Authentic Equity Acquisition Corp.
filed 2021-11-12
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$660,076	$103
Prepaid expenses	308,264	-
Total current assets	968,340	103
Investments held in Trust Account	230,015,944	-
Derivative assets - forward purchase agreement	34,700	-
Deferred offering costs associated with the initial public offering	-	411,363
Total Assets	$231,018,984	$411,466

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$186,132	$3,000
Accounts payable - related party	10,000	-
Accrued expenses	618,505	321,215
Note payable	-	96,500
Total current liabilities	814,637	420,715
Deferred underwriting commissions	8,050,000	-
Derivative liabilities - warrants	12,308,000	-
Total Liabilities	21,172,637	420,715

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	230,000,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	700	700
Additional paid-in capital	-	24,300
Accumulated deficit	(20,154,353)	(34,249)
Total shareholders’ deficit	(20,153,653)	(9,249)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,018,984	$411,466

(1)	As of September 30, 2021 and December 31, 2020, Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement. As of December 31, 2020, this number also included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Operating expenses
General and administrative expenses	$325,913	$1,128,555
Administrative fee - related party	30,000	83,871
Loss from operations	(355,913)	(1,212,426)
Other income (expenses)
Change in fair value of derivative assets and liabilities	3,277,100	8,099,200
Offering costs allocated to issuance of public and private warrants	-	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	-	(1,352,500)
Net gain from investments held in Trust Account	5,798	15,944
Net income	$2,926,985	$4,848,536

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	21,399,267

Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.18

Weighted average shares outstanding of Class B ordinary shares, basic (1)	5,750,000	5,697,802

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.18

(1)	These numbers excluded up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement as of September 30, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,300)	(24,968,640)	(24,992,940)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited)	-	-	7,000,000	700	-	(18,783,585)	(18,782,885)
Net loss	-	-	-	-	-	(4,297,753)	(4,297,753)
Balance - June 30, 2021 (unaudited)	-	-	7,000,000	700	-	(23,081,338)	(23,080,638)
Net income	-	-	-	-	-	2,926,985	2,926,985
Balance - September 30, 2021 (unaudited)	-	$-	7,000,000	$700	$-	$(20,154,353)	$(20,153,653)

(1)	As of September 30, 2021 and December 31, 2020, Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement. As of December 31, 2020, this number also included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2021
Cash Flows from Operating Activities:
Net income	$4,848,536
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(8,099,200)
Loss on excess of fair value over cash received for Private Placement Warrants	1,352,500
Offering costs associated with issuance of public and private warrants	701,682
Net gain from investments held in Trust Account	(15,944)
Changes in operating assets and liabilities:
Prepaid expenses	(308,264)
Accounts payable	174,298
Accounts payable - related party	10,000
Accrued expenses	543,505
Net cash used in operating activities	(792,887)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(96,500)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement, gross	5,775,500
Proceeds from sale of rights to purchase Forward Purchase Agreement	824,500
Offering costs paid	(5,050,640)
Net cash provided by financing activities	231,452,860

Net change in cash	659,973

Cash - beginning of the period	103
Cash - end of the period	$660,076

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1-Description of Organization and Business Operations

Organization and General

Authentic Equity Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 29, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). There was no activity from September 29, 2020 (inception) to September 30, 2020, therefore no comparative period reported on the unaudited condensed statement of operations or statement of changes in shareholders’ deficit.

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $660,000 of cash in its operating account and a deficit of approximately $154,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net intangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary shares at the Initial Public Offering resulted in a decrease of approximately $7.1 million in additional paid-in capital and an increase of approximately $25.0 million to accumulated deficit, as well as a reclassification of 3,208,087 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on January 20, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $23.8 million and $28.1 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows (except non-cash items), net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021, and December 31, 2020, the Company did not have any cash equivalents.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (except for derivative assets and liabilities - see Note 9).

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Derivative Assets and Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued share purchase warrants and forward purchase units, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as assets/liabilities or as equity, is re-assessed at the end of each reporting period.

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the Private Placement Warrants and units that may be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the warrants issued in connection with the Initial Public Offering were initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units that may be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant assets and liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares since their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The diluted earnings per share calculation includes the Class B ordinary shares subject to forfeiture in relation to the over-allotment from the first day of the interim period in which the contingency on such shares was resolved.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$2,341,588	$585,397	$3,829,016	$1,019,520
Allocation of net income - diluted	$2,341,588	$585,397	$3,821,654	$1,026,882

Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	21,399,267	5,697,802
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	21,399,267	5,750,000

Basic net income per ordinary share	$0.10	$0.10	$0.18	$0.18
Diluted net income per ordinary share	$0.10	$0.10	$0.18	$0.18

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021, using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Note 3-Initial Public Offering

On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

Note 4-Related Party Transactions

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred approximately $30,000 and approximately $84,000 in expense for these services, respectively. As of September 30, 2021, there was $10,000 in accounts payable - related party outstanding, as reflected in the accompanying condensed balance sheets.

Note 5-Commitments and Contingencies

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6-Warrants

As of September 30, 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding. No warrants were outstanding as of December 31, 2020.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of the Class A ordinary shares equals or exceeds $18.00 per Public Share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A ordinary shares is available throughout the 30-day redemption period. If and when the warrants become redeemable by the Company, it may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above;

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption. As of December 31, 2020, there are no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,420,000)
Offering costs allocated to Class A ordinary shares	(12,572,940)
Plus:
Accretion on Class A ordinary shares to redemption value	24,992,940
Class A ordinary shares subject to possible redemption	$230,000,000

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and included as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding. See Note 7.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2021, and December 31, 2020, there were 7,000,000 shares of Class B ordinary shares issued and outstanding.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$230,015,944	$-	$-	$230,015,944
Derivative assets - forward purchase agreement	$-	$-	$34,700	$34,700
Liabilities:
Derivative liabilities - public warrants	$7,820,000	$-	$-	$7,820,000
Derivative liabilities - private warrants	$-	$4,488,000	$-	$4,488,000

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Warrants transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments invested in mutual funds that invest in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured based on the market price of such warrants at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the quoted price in active market when the Public Warrants were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. For the three and nine months ended September 30, 2021, the Company recognized a gain on change in the fair value of derivative instruments of approximately $3.3 million and $8.1 million, respectively, presented on the accompanying unaudited condensed statements of operations.

The change in the fair value of the Level 3 derivative (assets) liabilities for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	19,548,000
Initial fair value of forward purchase agreement	824,500
Public Warrants transfer to Level 1	(12,420,000)
Private Warrants transfer to Level 2	(7,128,000)
Change in fair value of derivative liabilities	(915,800)
Derivative assets at March 31, 2021	(91,300)
Change in fair value of derivative assets	256,700
Derivative liabilities at June 30, 2021	165,400
Change in fair value of derivative liabilities	(200,100)
Derivative assets at September 30, 2021	$(34,700)

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

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of the forward purchase agreement at each measurement date:

	As of September 30, 2021	As of January 20, 2021
Exercise price	$10.00	$10.00
Unit price	$9.99	$9.97
Term (in years)	0.80	1.00
Volatility	14.20%	20.00%
Risk-free interest rate	0.10%	0.10%
Dividend yield	-	-
Probability of completing a Business Combination	80.00%	80.00%

Note 10-Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Overview

We are a blank check company incorporated on September 29, 2020, as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We will not be limited to a particular industry or geographic region in our identification and acquisition of a target company.

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

Results of Operations

Our entire activity from September 29, 2020 (inception) through September 30, 2021, consisted of formation and preparation for the Initial Public Offering and since the Initial Public Offering, the search for a target business with which to consummate an initial Business Combination, and as such, we had no operations and no significant operating revenues.

For the three months ended September 30, 2021, we had net income of approximately $2.9 million, which consisted of approximately $3.3 million of a gain from change in fair value of derivative instruments and approximately $6,000 of net gain from investments held in Trust Account, partially offset by approximately $326,000 of general and administrative expenses and $30,000 of related party administrative fees.

For the nine months ended September 30, 2021, we had net income of approximately $4.8 million, which consisted of approximately $8.1 million of a gain from change in fair value of derivative instruments and approximately $16,000 of net gain from investments held in Trust Account, partially offset by approximately $1.1 million of general and administrative expenses, approximately $702,000 offering costs associated with issuance of public and private warrants, approximately $1.4 million loss on excess of fair value over cash received for private placement warrants and approximately $84,000 of related party administrative fees.

There was no activity for the period from September 29, 2020 (inception) through September 30, 2020.

Liquidity and Going Concern

As of September 30, 2021, we had approximately $660,000 in our operating bank account and a deficit of approximately $154,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to the Note, and certain portion of the proceeds from the Private Placement and sale of the GEPT Right held outside of the Trust Account. We repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined these conditions raise substantial doubt about the Company’s ability to continue as a going concern through the Combination Period, which is the date the Company is required to cease all operations except for the purpose of winding up if it has not completed a business combination. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Critical Accounting Policies

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Net Income per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares since their exercise is contingent upon future events. As a result, diluted net loss per share is the same as basic net loss per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management's assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with U.S. generally accepted accounting principles (“GAAP”). The material weakness resulted in a material misstatement of current liabilities and shareholders' equity (deficit) on our balance sheet as well as a material misstatement of our net income within our statements of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management's evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of September 30, 2021.

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

Our warrants and units committed to be issued in connection with the forward purchase agreement are accounted for as a derivative liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial Business Combination.

We account for our warrants and the units committed to be issued in connection with the forward purchase agreement as a derivative liability and will record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants or units that are accounted for as a derivative liability, which may make it more difficult for us to consummate an initial Business Combination with a target business.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2021.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)