Form 10-Q/A
period 2021-09-30
Authentic Equity Acquisition Corp.
filed 2022-02-24
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No.1

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

As of February 23, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of Authentic Equity Acquisition Corp (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).

On November 12, 2021, the Company filed its Form 10-Q for the quarterly period ending September 30, 2021, which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 20, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

Previously, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Original Filing. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such a magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on December 27, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) audited balance sheet as of January 20, 2021 included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2021 (the “IPO Form 8-K”), (ii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 28, 2021, reported as revised in the Original Filing, (iii) unaudited condensed financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, reported as revised in the Original Filing and (iv) a section within footnote 2 to unaudited condensed financial statements and Item 4 included in the Original Filing (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and calculate earnings per share pro rata between the two classes of shares and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A, for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021.

The restatement did not have any impact on its cash position or cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of this filing.

This Amendment No. 1 on Form 10-Q/A sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, Financial Statements

Part I, Item 4, Controls and Procedures

Part I Item 1A Risk Factors

In accordance with applicable SEC rules, this First Amendment on Form 10-Q/A includes an updated signature page and certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 2, Restatement of Previously Issued Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s unaudited condensed financial statements as of and for the period ended March 31, 2021 and as of and for the period ended June 30, 2021.

Except as described above, no other information included in Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. We have not amended our previously filed Quarterly Reports on Form 10-Q for the periods affected by the restatement. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$660,076	$103
Prepaid expenses	308,264	-
Total current assets	968,340	103
Investments held in Trust Account	230,015,944	-
Derivative assets - forward purchase agreement	34,700	-
Deferred offering costs associated with the initial public offering	-	411,363
Total Assets	$231,018,984	$411,466

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$186,132	$3,000
Accounts payable - related party	10,000	-
Accrued expenses	618,505	321,215
Note payable	-	96,500
Total current liabilities	814,637	420,715
Deferred underwriting commissions	8,050,000	-
Derivative liabilities - warrants	12,308,000	-
Total Liabilities	21,172,637	420,715

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020, respectively	230,000,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2021 and December 31, 2020	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2021 and December 31, 2020	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020 (1)	700	700
Additional paid-in capital	-	24,300
Accumulated deficit	(20,154,353)	(34,249)
Total shareholders’ deficit	(20,153,653)	(9,249)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,018,984	$411,466

(1)	As of September 30, 2021 and December 31, 2020, Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement. As of December 31, 2020, this number also included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2021	September 30, 2021
Operating expenses
General and administrative expenses	$325,913	$1,128,555
Administrative fee - related party	30,000	83,871
Loss from operations	(355,913)	(1,212,426)
Other income (expenses)
Change in fair value of derivative assets and liabilities	3,277,100	8,099,200
Offering costs allocated to issuance of public and private placement warrants	-	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	-	(1,352,500)
Net gain from investments held in Trust Account	5,798	15,944
Net income	$2,926,985	$4,848,536

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	21,399,267

Basic and diluted net income per share, Class A ordinary shares	$0.10	$0.18

Weighted average shares outstanding of Class B ordinary shares, basic (1)	5,750,000	5,697,802

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.10	$0.18

(1)	These numbers excluded up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement as of September 30, 2021.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,300)	(24,968,640)	(24,992,940)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited) as restated	-	-	7,000,000	700	-	(18,783,585)	(18,782,885)
Net loss	-	-	-	-	-	(4,297,753)	(4,297,753)
Balance - June 30, 2021 (unaudited), as restated	-	-	7,000,000	700	-	(23,081,338)	(23,080,638)
Net income	-	-	-	-	-	2,926,985	2,926,985
Balance - September 30, 2021 (unaudited)	-	$-	7,000,000	$700	$-	$(20,154,353)	$(20,153,653)

(1)	As of September 30, 2021 and December 31, 2020, Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement. As of December 31, 2020, this number also included up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On January 20, 2021, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Nine Months Ended
September 30, 2021
Cash Flows from Operating Activities:
Net income	$4,848,536
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(8,099,200)
Loss on excess of fair value over cash received for Private Placement Warrants	1,352,500
Offering costs associated with issuance of public and private placement warrants	701,682
Net gain from investments held in Trust Account	(15,944)
Changes in operating assets and liabilities:
Prepaid expenses	(308,264)
Accounts payable	174,298
Accounts payable - related party	10,000
Accrued expenses	543,505
Net cash used in operating activities	(792,887)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	(96,500)
Proceeds received from initial public offering, gross	230,000,000
Proceeds received from private placement, gross	5,775,500
Proceeds from sale of rights to purchase Forward Purchase Agreement	824,500
Offering costs paid	(5,050,640)
Net cash provided by financing activities	231,452,860

Net change in cash	659,973

Cash - beginning of the period	103
Cash - end of the period	$660,076

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$70,000
Deferred underwriting commissions in connection with the initial public offering	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Sponsor and Financing

The Company’s sponsor is Authentic Equity Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 14, 2021. On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 3,000,000 additional Units sold pursuant to the underwriters’ over-allotment option (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 6,600,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor for an aggregate purchase price of approximately $5.8 million, and incurred offering costs of approximately $18,000, in a private placement (the “Private Placement”). In addition, the Company consummated the sale of certain rights to General Electric Pension Trust (“GEPT” and such rights, the “GEPT Rights”) for gross proceeds of $824,500, which will allow GEPT to purchase up to $50.0 million of Forward Purchase Units (as defined in Note 6) immediately prior to an initial Business Combination, subject to certain terms and conditions set forth in the Forward Purchase Agreement (as defined in Note 6).

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Pursuant to the Company’s insider trading policy, insiders are required to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s Chief Financial Officer prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except our independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $660,000 of cash in its operating account and a deficit of approximately $154,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 5), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, and December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 - Restatement to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, as filed with the SEC on November 12, 2021, the Company concluded it should restate its previously reported financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance, ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net intangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity, to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and calculate earnings per share pro rata between the two classes of shares. As such, the Company is reporting these restatements to the Affected Quarterly Periods in this quarterly report. The previously presented Affected Quarterly Periods should no longer be relied upon. The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below.

The impact of the restatement on the financial statements for the Affected Quarterly Periods is presented below. There is no impact to the reported amounts for total assets, total liabilities, cash flows, and net income (loss).

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021, statement of operations and statement of cash flows for the quarter ended March 31, 2021:

	As of March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,422,795	-	$231,422,795
Total liabilities	$20,205,680	-	$20,205,680
Class A ordinary shares subject to possible redemption	206,217,110	23,782,890	230,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Class A ordinary shares	238	(238)	-
Class B ordinary shares	700	-	700
Additional paid-in-capital	-	-	-
Retained earnings (Accumulated deficit)	4,999,067	(23,782,652)	(18,783,585)
Total shareholders’ equity (deficit)	5,000,005	(23,782,890)	(18,782,885)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,422,795	$-	$231,422,795

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$6,219,304	$-	$6,219,304

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	(4,855,556)	18,144,444
Basic and diluted net income per Class A ordinary share	$0.00	$0.26	$0.26
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,921,271	(1,329,604)	5,591,667
Basic and diluted net income per Class B ordinary share	$0.90	$(0.64)	$0.26

	For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possibel redemption	$218,301,630	$(218,301,630)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$(12,084,520)	$12,084,520	$-

The tables below present the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed: balance sheet as of June 30, 2021, statements of operations for the three and six months ended June 30, 2021 and statement of cash flows for the six months ended June 30, 2021:

	As of June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$231,134,975	-	$231,134,975
Total liabilities	$24,215,613	-	$24,215,613
Class A ordinary shares subject to possible redemption	201,919,360	28,080,640	230,000,000
Shareholders’ equity (deficit)
Preference shares	-	-	-
Class A ordinary shares	281	(281)	-
Class B ordinary shares	700	-	700
Additional paid-in-capital	3,111,719	(3,111,719)	-
Retained earnings (Accumulated deficit)	1,887,302	(24,968,640)	(23,081,338)
Total shareholders’ equity (deficit)	5,000,002	(28,080,640)	(23,080,638)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ equity (deficit)	$231,134,975	$-	$231,134,975

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.

	For the Three Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net loss	$(4,297,753)	$-	$(4,297,753)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	-	23,000,000
Basic and diluted net income (loss) per Class A ordinary share	$0.00	$(0.15)	$(0.15)
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	7,000,000	(1,250,000)	5,750,000
Basic and diluted net loss per Class B ordinary share	$(0.61)	$0.46	$(0.15)

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Operations
Net income	$1,921,551	$-	$1,921,551

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	(2,414,365)	20,585,635
Basic and diluted net income per Class A ordinary share	$0.00	$0.07	$0.07
Weighted average shares outstanding of Class B ordinary shares, basic and diluted	6,921,271	(1,250,000)	5,671,271
Basic and diluted net income per Class B ordinary share	$0.28	$(0.21)	$0.07

	For the Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows - Supplemental disclosure of noncash activities:
Initial value of Class A ordinary shares subject to possibel redemption	$197,929,130	$(197,929,130)	$-
Change in fair value of Class A ordinary shares subject to possible redemption	$3,990,230	$(3,990,230)	$-

Note 3-Basis of Presentation and Summary of Significant Accounting Policies

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature (except for derivative assets and liabilities - see Note 10).

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020. Under ASC 480-10S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Note 4-Initial Public Offering

On January 20, 2021, the Company consummated its Initial Public Offering of 23,000,000 Units, including 3,000,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $230.0 million, and incurring offering costs of approximately $13.3 million, of which approximately $8.1 million was for deferred underwriting commissions.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 9).

Note 5-Related Party Transactions

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

Note 6-Commitments and Contingencies

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

Note 7-Warrants

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

The warrants have an exercise price of $11.50 per whole share and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

Note 8-Class A Ordinary Shares Subject to Possible Redemption

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

Note 9-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and included as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding. See Note 8.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 6). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2021, and December 31, 2020, there were 7,000,000 shares of Class B ordinary shares issued and outstanding.

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

Note 10-Fair Value Measurements

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

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - Money Market Funds	$230,015,944	$-	$-	$230,015,944
Derivative assets - forward purchase agreement	$-	$-	$34,700	$34,700
Liabilities:
Derivative liabilities - public warrants	$7,820,000	$-	$-	$7,820,000
Derivative liabilities - private placement warrants	$-	$4,488,000	$-	$4,488,000

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Placement Warrants transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded.

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

The change in the fair value of the Level 3 derivative (assets) liabilities for the three and nine months ended September 30, 2021, is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Placement Warrants	19,548,000
Initial fair value of forward purchase agreement	824,500
Public Warrants transfer to Level 1	(12,420,000)
Private Placement Warrants transfer to Level 2	(7,128,000)
Change in fair value of derivative liabilities	(915,800)
Derivative assets at March 31, 2021	(91,300)
Change in fair value of derivative assets	256,700
Derivative liabilities at June 30, 2021	165,400
Change in fair value of derivative liabilities	(200,100)
Derivative assets at September 30, 2021	$(34,700)

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

Note 11-Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued. Based upon this review, other than the restatements discussed in Note 2, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

For the nine months ended September 30, 2021, we had net income of approximately $4.8 million, which consisted of approximately $8.1 million of a gain from change in fair value of derivative instruments and approximately $16,000 of net gain from investments held in Trust Account, partially offset by approximately $1.1 million of general and administrative expenses, approximately $702,000 offering costs associated with issuance of public and private placement warrants, approximately $1.4 million loss on excess of fair value over cash received for private placement warrants and approximately $84,000 of related party administrative fees.

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

Under ASC 480-10S99, we elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of our historical financial statements as described in Note 2 to the unaudited financial statements contained in Item 1. to this filing and as previously reported with respect to the misapplication of the accounting for the Company’s warrants as liabilities in our Quarterly Reports on Form 10-Q for the quarter ended March 31, 2021. Additionally, this material weakness could result in a misstatement of certain complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses as of September 30, 2021, management, including the Certifying Officer, believes that the condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

Remediation Plan

Management has implemented remediation steps to address the material weaknesses described above and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex transactions and application of related accounting standards. We continue to improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals. As we continue to evaluate and take actions to improve our internal control over financial reporting, we may determine to take additional actions to address control deficiencies or determine to modify certain of the remediation measures described above. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

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

We have identified a material weakness in our internal control over financial reporting related to the accounting for complex financial instruments, including for warrants we issued in our Initial Public Offering. Additionally, our management re-evaluated our application of ASC 480-10-S99-3A to our accounting classification of public shares. Our management and our audit committee concluded that it was appropriate to restate previously issued financial statements for the Affected Periods, respectively, to classify all public shares subject to possible redemption in temporary equity and restate earnings per share.

As a result, our management concluded that our internal control over financial reporting related to the accounting for complex financial instruments was not effective for the Affected Periods. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, change in the reclassification of public shares and related financial disclosures for the Affected Periods.

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

We account for our warrants and the units committed to be issued in connection with the forward purchase agreement as a derivative liability and will record them at fair value upon issuance with any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from an independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may seek a SPAC that does not have warrants or units that are accounted for as a derivative liability, which may make it more difficult for us to consummate an initial Business Combination with a target business

Our warrants are accounted for as a derivative liability and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Class A ordinary shares or may make it more difficult for us to consummate an initial Business Combination.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of February 2022.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)