Form 10-K
period 2021-12-31
Authentic Equity Acquisition Corp.
filed 2022-03-25
CIK 1827392

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting shares held by non-affiliates of the registrant,as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $222.9 million. Solely for purposes of this disclosure, ordinary shares held by executive officers and directors of the Registrant as of such date have been excluded because such persons may be deemed to be affiliates. This determination of executive officers and directors as affiliates is not necessarily a conclusive determination for any other purposes.

As of March 25, 2022, 23,000,000 Class A ordinary shares, par value $0.0001 per share, and 7,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

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

●	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Past performance by our Management Team or their respective affiliates may not be indicative of future performance of an investment in us.

●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our Management Team have agreed to vote in favor of such initial business combination, regardless of how our Public Shareholders vote.

●	The ability of our Public Shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

●	We may not be able to consummate an initial business combination within 24 months after the closing of our initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate.

●	If we seek shareholder approval of our initial business combination, our Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase Public Shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

v

●	Our securities could be delisted from trading on Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our Public Shareholders may receive only approximately $10.00 per Public Share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

●	If the net proceeds of our initial public offering and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our Management Team to fund our search and to complete our initial business combination.

●	Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

●	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per Public Share.

●	Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our Public Shareholders.

●	We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

●	If, after we distribute the proceeds in the trust account to our Public Shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

●	We have identified a material weakness in our internal control over financial reporting regarding interpretation of and accounting for certain complex financial instruments. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

●	Our management has determined that our working capital deficit, as well as the mandatory liquidation and subsequent dissolution if we do not complete a business combination within 24 months from our initial public offering, raise substantial doubt about the company’s ability to continue as a “going concern.”

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

Our Sponsor is an affiliate of Authentic Equity, LLC (“Authentic Equity”) a premier New York based consumer focused private equity investment firm led by David Hooper, our Chairman and CEO, Thomas Flocco, our President,COO and Director, and Todd Khoury, our CFO and Director. Authentic Equity is focused on investing in high-quality North American middle market consumer companies with quality management teams and attractive strategic, operational and financial growth opportunities that can benefit from access to Authentic Equity’s network of operating talent. During their collective careers, our management team and board have made private equity investments in, or served in senior executive operating roles at, more than 20 consumer companies, including in such companies as Advantage Solutions, A&W Brands Inc., Big Heart Pet Brands, Birds Eye Foods, Del Monte Foods, Fortune Brands (Beam, Inc.), Gillette, LoJack Corporation, Ole Smoky Distillery, Richelieu Foods, The Nielsen Company, Triarc Beverage Group and Utz Quality Foods. In aggregate, our Management and board have participated in transactions totaling in excess of $20 billion of initial enterprise value.

One of Authentic Equity’s Co-Founders, David Hooper, has over twenty-five years of consumer private equity experience, including highly successful tenures at Centerview Capital and Vestar Capital Partners. At both Centerview Capital and Vestar Capital Partners, Mr. Hooper played a leading role in sourcing, acquiring, building and exiting high quality, on-trend portfolios of consumer and consumer services companies, such as: (i) Birds Eye Foods, which was sold to Pinnacle Foods/Conagra Brands (NYSE: CAG); (ii) The Nielsen Company, which completed an initial public offering (NYSE: NLSN); (iii) Richelieu Foods, which was sold to Freiberger/Sudzucker (ETR: SZU); (iv) Del Monte Foods, which was sold to Del Monte Pacific Limited; (v) Big Heart Pet Brands, which was sold to J.M. Smucker (NYSE: SJM); (vi) Ole Smoky Distillery; and (vii) Advantage Solutions (Nasdaq CM: ADV), which merged with Conyers Park II Acquisition Corp.

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

Over his career, Mr. Hooper has served as a board member or board observer of numerous consumer-oriented companies, including Nielsen, J.M. Smucker, Big Heart Pet Brands, Advantage Solutions, Birds Eye Foods, Richelieu Foods, Del Monte Foods, Ole Smoky Distillery and Anvil Knitwear.

Mr. Hooper holds a BSBA from Georgetown University and an MBA from the Stanford Graduate School of Business. Mr. Hooper serves on the Board of Advisors for Georgetown University’s McDonough School of Business.

Thomas Flocco, President, Chief Operating Officer and Director

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

Over his career, Mr. Flocco has served on multiple boards of directors of consumer companies, including BevMo!, and currently sits on the board of directors of Everglades Boats.

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

Mr. Khoury holds a BA in History from Yale University and an MBA from Harvard Business School.

Robert Ernst, Independent Director

Mr. Ernst is an experienced deal advisory professional with over 30 years of public accounting experience. He has focused in the area of mergers and acquisitions, including business and financial due diligence, synergy analysis, integration planning, market assessment and transaction structuring. He has advised on buy-side and sell-side due diligence transactions for numerous financial and strategic buyers in domestic and international transactions, ranging in enterprise value from $5 million to in excess of $25 billion.

Mr. Ernst was the Transaction Services Service Line leader for KPMG’s U.S. Deal Advisory practice for approximately eleven years before his retirement in September 2020. Prior to joining KPMG, Mr. Ernst was a Transaction Services Partner focusing on private equity and consumer markets transactions at Andersen and, prior to that, at PricewaterhouseCoopers. His industry experience includes consumer products, manufacturing, retail and distribution, restaurant and technology.

Mr. Ernst holds a BS in Accounting and Finance from Boston College and an MBA from Columbia University School of Business.

Tim O’Connor, Independent Director

Mr. O’Connor is a highly experienced consumer products executive with over 30 years of leadership of food and consumer products companies, including as Chief Executive Officer and Chief Financial Officer.

Mr. O’Connor is currently the CEO of Teasdale Foods, Inc., a producer of branded and private label Latino and Hispanic foods. Prior to Teasdale, Mr. O’Connor served as the CEO of Richelieu Foods, Inc. (“Richelieu”), the leading manufacturer of retail private label frozen and deli pizza in the U.S. and a leading provider of retail salad dressings and premium sauces, until the company’s sale to Freiberger/Sudzucker (ETR: SZU) in 2017. As CEO of Richelieu, Mr. O’Connor delivered highly relevant product innovation, operational improvements and strategic development that led to significant growth in market share, revenue, profits and cash flow. Prior to becoming CEO of Richelieu in 2013, Mr. O’Connor served as Richelieu’s CFO from 2011 to 2013.

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

Kathleen Griffin Stack, Independent Director

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

Michael Weinstein, Independent Director

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

We have not selected any business combination target. Although our Management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

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

Sources of Target Businesses

We anticipate that target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our Management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our Management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our Sponsor for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.

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

We are required to evaluate our internal control procedures as of the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Our management has determined that our working capital deficit, as well as the mandatory liquidation and subsequent dissolution if we do not complete a business combination within 24 months from our initial public offering, raise substantial doubt about the company’s ability to continue as a “going concern.” Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

On October 1, 2020, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration of 5,750,000 Class B ordinary shares, par value $0.0001. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to the company by the number of Founder Shares issued. In December 2020, we effected a share capitalization with respect to our Class B ordinary shares resulting in our Sponsor holding 7,000,000 Founder Shares. Our Sponsor subsequently transferred 25,000 Class B ordinary shares to each of Joe Baker, Kathleen Griffin Stack, Tim O’Connor and Michael Weinstein, our independent directors at the the time of our initial public offering. Upon Joe Baker’s resignation, the Sponsor repurchased the 25,000 Class B ordinary shares previously transferred to him by our Sponsor.

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

Because each unit contains one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

As the number of special purpose acquisition companies evaluation targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions including between the U.S. and China and between Russia and Ukraine, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of January 20, 2021 and its interim financial statements and notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

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

Our management concluded that there is substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2021, we had approximately $442,000 in operating bank account and a working capital deficit of approximately $201,000. The company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the company’s working capital needs. Accordingly, the company may not be able to obtain additional financing. If the company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as wells as the mandatory liquidation and subsequent dissolution raises substantial doubt about the company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the company be required to liquidate after January 20, 2023. The financial statements do not include any adjustment that might be necessary if the company is unable to continue as a going concern.

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

(b) Holders

As of March 21, 2022, there was one holder of record of our units, one holder of record of our Class A ordinary shares, four holders of record of our Class B ordinary shares and two holders of our warrants.

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

None.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

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

Liquidity and Going Concern

As of December 31, 2021, we had approximately $442,000 in operating bank account and a working capital deficit of approximately $201,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note originally issued on September 30, 2020 (the “Note”), and certain portion of the proceeds from the Private Placement and sale of the GEPT Right held outside of the Trust Account. We repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

We may need to raise additional capital through loans or additional investments from our Sponsor, an affiliate of our Sponsor, or our officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan our Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

In connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that the working capital deficit and mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after January 20, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

We continue to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity from inception to December 31, 2021 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the year ended December 31, 2021, we had net income of approximately $7.0 million, which consisted of approximately $10.6 million of gain from change in fair value of derivative instruments, approximately $22,000 of net gain from investments held in Trust Account, partially offset by approximately $1.5 million of general and administrative expenses, approximately $702,000 offering costs associated with issuance of public and private placement warrants, approximately $1.4 million loss on excess of fair value over cash received for private placement warrant and approximately $114,000 of related party administrative fees.

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by our Sponsor, GEPT or their permitted transferees.

Our Sponsor and officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

Related Party Loans

On September 30, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant the Note. This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. We borrowed $96,500 under the Note and fully repaid the Note on January 20, 2021.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, we had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus, we agreed to pay an affiliate of our Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to us. Upon completion of the initial Business Combination or liquidation, we will cease paying these monthly fees. For the year ended December 31, 2021, we incurred approximately $114,000 in expense for these services. As of December 31, 2021, there was $10,000 in accounts payable - related party outstanding, as reflected in the accompanying balance sheets. There were no such amounts for the period from September 29, 2020 (inception) through December 31, 2020.

Contractual Obligations

Forward Purchase Agreement

In connection with the consummation of the Initial Public Offering, we entered into a forward purchase agreement (the “Forward Purchase Agreement”) with GEPT, pursuant to which, in exchange for $824,500 of proceeds paid to us simultaneously with the closing of the Initial public Offering, GEPT has the right, in its discretion, to purchase up to the lesser of (i) $50.0 million of units and (ii) a number of units equal to 19.99% of the pro forma equity outstanding at the time of the closing of our initial Business Combination, including but not limited to, any ordinary shares issued in connection with the Initial Public Offering, the Forward Purchase Agreement or any private placement or other offering or to any seller in the initial Business Combination (the “Forward Purchase Units”), with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and 0.425 of one warrant to purchase one Class A ordinary share at $11.50 per share, subject to adjustment (the “Forward Purchase Warrants”), for a purchase price of $10.00 per unit, in a private placement to occur immediately prior to the closing of the initial Business Combination.

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

In connection with such issuance, our Sponsor agreed to forfeit to us for no consideration a number of Class B ordinary shares and Private Placement Warrants (the “Sponsor Forfeiture”) such that after the Sponsor Forfeiture and the GEPT Issuance, our Sponsor will own (i) a number of Class B ordinary shares equal to 87.5% of the number of Post-Business Combination Class B ordinary shares plus 15,000 Class B ordinary shares, and (ii) a number of Private Placement Warrants equal to 87.5% of the number of Post-Business Combination Private Placement Warrants.

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

The Forward Purchase Warrants purchased by GEPT under the Forward Purchase Agreement will have the same terms as the Public Warrants. The Private Placement Warrants to be issued to GEPT as described above will have the same terms and be subject to the same transfer restrictions as the Private Placement Warrants held by our Sponsor.

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders were entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

Under ASC 480-10S99, we have elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of the redeemable Class A ordinary shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average number of ordinary shares outstanding for the respective period.

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

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of January 20, 2021 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the misstatement of the Company’s audited balance sheet as of January 20, 2021 and its interim financial statements and Notes as reported in its SEC filings for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified, except as described below.

The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance Directors and Executive Officers

As of the date of this Annual Report on Form 10-K, our directors and officers are as follows:

Name	Age	Position
David M. Hooper	54	Chairman and Chief Executive Officer
Thomas Flocco	59	President and Chief Operating Officer, Director
Todd Khoury	56	Chief Financial Officer, Director
Robert Ernst	57	Director
Kathleen Griffin Stack	67	Director
Tim O’Connor	57	Director
Michael Weinstein	73	Director

David M. Hooper serves as our Chief Executive Officer and also chairs our board of directors. Mr. Hooper co-founded Authentic Equity in 2018. Prior to Authentic Equity, in 2006, he co-founded Centerview Capital. At Centerview Capital, Mr. Hooper was a Partner, managed the firm’s consumer fund and co-chaired its investment committee. He played a leading role in each of Centerview Capital’s consumer investments since inception, including The Nielsen Company, Richelieu Foods, Big Heart Pet Brands/Del Monte Foods, Ole Smoky Distillery and Advantage Solutions. Prior to Centerview Capital, Mr. Hooper was a Managing Director, Head of the Consumer Group and Chairman of the U.S. Investment Committee at Vestar Capital Partners. Prior to joining Vestar in 1994, Mr. Hooper served as a financial consultant to GPA Group plc and was a member of The Blackstone Group’s Principal Investment Group and Drexel Burnham Lambert’s M&A department. Over his career, Mr. Hooper has served as a board member or board observer of numerous consumer-oriented companies, including Nielsen, J.M. Smucker, Big Heart Pet Brands, Advantage Solutions, Birds Eye Foods, Richelieu Foods, Del Monte Foods, Ole Smoky Distillery and Anvil Knitwear. Mr. Hooper holds a BSBA from Georgetown University and an MBA from the Stanford Graduate School of Business. Mr. Hooper serves on the Board of Advisors for Georgetown University’s McDonough School of Business.

Thomas Flocco serves as our President and Chief Operating Officer and was appointed to our board of directors in connection with our initial public offering. Mr. Flocco is an established consumer products operating executive with a more than 30 year track record of experience in building and managing businesses and brands, driving operational improvements and providing strategic leadership. Mr. Flocco joined Authentic Equity in 2020 as an Operating Partner. Prior to Authentic Equity, he served as President and Chief Operating Officer of Utz Quality Foods (NYSE: UTZ), a snack foods company with approximately $900 million of revenue, from 2017 to 2019, where he was responsible for day-to-day commercial, financial and operational activity. Mr. Flocco previously served as President and Chief Executive Officer of Beam, a global distilled spirits business with over $2.5 billion of revenue and 4,000 employees, from 2003 to 2008. At Beam, he held full general management responsibility for a global spirits business that includes brands such as Jim Beam, Knob Creek, Maker’s Mark, Courvoisier, Sauza, Canadian Club, Laphroaig and others. He has also served as Chairman and CEO of Everglades Boats, where he currently holds the title of Chairman. Earlier in his career, Mr. Flocco was a Senior Vice President - Strategy and M&A for Fortune Brands, Inc. and a Partner at McKinsey & Company, where he co-led the Consumer and Supply Chain practices in North America. He began his career in Sales and then in Brand Management for Procter & Gamble. Over his career, Mr. Flocco has served on multiple boards of directors of consumer companies, including BevMo!, and currently sits on the board of directors of Everglades Boats. Mr. Flocco holds a BA in Chemistry from Boston University and an MBA from Harvard Business School.

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

Robert Ernst was appointed to our board of directors on January 7, 2022. Mr. Ernst is an experienced deal advisory professional with over 30 years of public accounting experience. He has focused in the area of mergers and acquisitions, including business and financial due diligence, synergy analysis, integration planning, market assessment and transaction structuring. He has advised on buy-side and sell-side due diligence transactions for numerous financial and strategic buyers in domestic and international transactions, ranging in enterprise value from $5 million to in excess of $25 billion. Mr. Ernst was the Transaction Services Service Line leader for KPMG’s U.S. Deal Advisory practice for approximately eleven years before his retirement in September 2020. Prior to joining KPMG, Mr. Ernst was a Transaction Services Partner focusing on private equity and consumer markets transactions at Andersen and, prior to that, at PricewaterhouseCoopers. His industry experience includes consumer products, manufacturing, retail and distribution, restaurant and technology. Mr. Ernst holds a BS in Accounting and Finance from Boston College and an MBA from Columbia University School of Business.

Tim O’Connor was appointed to our board of directors in connection with our initial public offering. Mr. O’Connor is a highly experienced consumer products executive with over 30 years of leadership of food and consumer products companies, including as Chief Executive Officer and Chief Financial Officer. Mr. O’Connor is currently the CEO of Teasdale Foods, Inc., a producer of branded and private label Latino and Hispanic foods. Prior to Teasdale, Mr. O’Connor served as the CEO of Richelieu Foods, Inc., the leading manufacturer of retail private label frozen and deli pizza in the U.S. and a leading provider of retail salad dressings and premium sauces, until the company’s sale to Freiberger/Sudzucker (ETR: SZU) in 2017. As CEO of Richelieu, Mr. O’Connor delivered highly relevant product innovation, operational improvements and strategic development that led to significant growth in market share, revenue, profits and cash flow. Prior to becoming CEO of Richelieu in 2013, Mr. O’Connor served as Richelieu’s CFO from 2011 to 2013. Earlier in his career, Mr. O’Connor served as Executive Vice President and CFO of LoJack Corporation, a leading manufacturer of stolen vehicle recovery systems for cars, trucks and SUVs. Mr. O’Connor also served in senior finance roles for American Tower Corp. (NYSE: AMT), a leading wireless and broadcast communications infrastructure company, Procter & Gamble (NYSE: PG), and The Gillette Company. Mr. O’Connor holds a BS in Finance and Accounting from Northeastern University.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In accordance with the corporate governance requirements of Nasdaq, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Mr. Ernst and Ms. Stack, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Mr. O’Connor and Mr. Weinstein, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Mr. Hooper, Mr. Khoury and Mr. Flocco, will expire at our third annual meeting of shareholders.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Tim O’Connor, Kathleen Griffin Stack, Robert Ernst, and Michael Weinstein are “independent directors” as defined in the listing standards of Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

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

Compensation Committee

The members of our compensation committee are Robert Ernst and Tim O’Connor, and Robert Ernst serves as chairman of the compensation committee.

Under the listing standards of Nasdaq, we are required to have a compensation committee composed entirely of independent directors. Our board of directors has determined that each of Robert Ernst and Tim O’Connor are independent. We adopted a compensation committee charter, which will detail the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
David Hooper	Authentic Equity, LLC	Consumer Private Equity	Founder & Partner

Thomas Flocco	Authentic Equity, LLC	Consumer Private Equity	Partner
	Everglades Boats	Boating & Manufacturing	Chairman
	L&H Advisors	Investment Firm	Advisor
	Barrell Craft Spirits, LLC	Spirits, Distilling	Advisor
	Conecuh Brands LLC	Spirits, Distilling	Advisor
	Monkey in Paradise LLC	Spirits, Distilling	Advisor
	Heaven’s Door Spirits	Spirits, Distilling	Advisor

Todd Khoury	Authentic Equity, LLC	Consumer Private Equity	Co-Founder & Partner

Tim O’Connor	Teasdale Foods, Inc.	Food Manufacturing	Chief Executive Officer

Michael Weinstein	King Juice (Calypso Lemonade)	Beverages	Director
	Eska Water	Beverages	Director

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Sponsor subscribed for Founder Shares prior to the date of our final prospectus related to the initial public offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of our initial public offering.

●	Our Sponsor and each member of our Management Team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our Public Shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our Sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its Founder Shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their Founder Shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our Public Shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Except as described herein, the Private Placement Warrants will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own Ordinary Shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our Sponsor, officers and directors may Sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 14, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary share; and

●	all our executive officers and directors as a group.

In the table below percentage ownership is based on 23,000,000 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 7,000,000 Class B ordinary shares outstanding as of February 14, 2022. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

	Class B ordinary shares			Class A ordinary shares
Name of Beneficial Owners(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class(2)		Number of Shares Beneficially Owned	Approximate Percentage of Class
Authentic Equity Sponsor, LLC (our sponsor) (3)	6,925,000	98.9%		—	—
Adage Capital Partners, L.P.(4)	—	—		1,400,000	6.1%
Bank of America Corporation(5)	—	—		1,373,005	6.0%
Goldman Sachs Group, Inc. (6)	—	—		1,157,434	5.0%
Hudson Bay Capital Management LP (7)	—	—		1,327,347	5.8%
David Hooper(3)(8)	—	—		—	—
Thomas Flocco(3)(8)	—	—		—	—
Todd Khoury(3)(8)	—	—		—	—
Robert Ernst(8)	—	—		—	—
Kathleen Griffin Stack	25,000		*	—	—
Tim O’Connor	25,000		*	—	—
Michael Weinstein	25,000		*	—	—
All officers and directors as a group (seven individuals)	75,000	1.1%		—	—

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 32 Elm Place, 2nd Floor, Rye, NY 10580.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof as described in the section entitled “Description of Securities.” Excludes Class A ordinary shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued concurrently with the closing of our initial business combination.
(3)	There are three managers of our sponsor’s board of managers. Each manager has one vote, and the approval of a majority is required to approve an action of our sponsor. Under the so-called “rule of three”, if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and a voting or dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual manager of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.

(4)	Includes Class A ordinary shares beneficially held by Adage Capital Partners, LP, a Delaware limited partnership (“ACP”), Adage Capital Partners GP, L.L.C., a limited liability company organized under the laws of the State of Delaware (“ACPGP”) as general partner of ACP with respect to the Class A Ordinary Shares directly owned by ACP, Robert Atchinson, a United States citizen, and Phillip Gross a United States citizen, based solely on the Schedule 13G filed jointly by ACP, ACPGP, Robert Atchinson, and Phillip Gross, with the SEC on February 1, 2021. The business address of each of ACP, ACPGP, Robert Atchinson, and Phillip Gross is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	Includes Class A ordinary shares beneficially held by Bank of America Corporation, a Delaware corporation (“BOA”), based solely on the Schedule 13G filed by BOA with the SEC on January 28, 2022. The business address of BOA is 100 Tryon St, Charlotte, NC 28255.
(6)	Includes Class A ordinary shares beneficially held by Goldman Sachs Group, Inc., a Delaware corporation (“GSG”) and Goldman Sachs & Co. LLC, a New York limited liability company (“GSC”), based solely on the Schedule 13G filed jointly by GSG and GSC with the SEC on December 1, 2021. The business address of each of GSG and GSC is 200 West Street, New York, NY 10282.
(7)	Includes Class A ordinary shares beneficially held by Hudson Bay Capital Management LP, a Delaware limited partnership (“HBCM”), HBCM serves as the investment manager to HB Strategies LLC (“HBS”) and Hudson Bay SPAC Master Fund LP (“HBSMF”) in whose name the securities reported herein are held. As such HBCM may be deemed to be the beneficial owner of all securities owned by HBS and HBSMF. Sander Gerber, a United States citizen, (Mr. Gerber) serves as the managing member of Hudson Bay Capital GP LLC, which is general partner of HBCM. Mr. Gerber disclaims beneficial ownership of these securities. This information is based solely on the Schedule 13G filed jointly by HBCM and Mr. Gerber. The business address of each of HBCM and Mr. Gerber is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.
(8)	Does not include any shares indirectly owned by this individual as a result of his or her membership interest in our sponsor.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Tim O’Connor, Kathleen Griffin Stack, Rob Ernst, and Michael Weinstein are “independent directors” as defined in the listing standards of Nasdaq. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees. Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees for WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020 of services rendered in connection with our initial public offering, totaled $64,465 and $53,125, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2021 and the period from September 29, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2021 and the period from September 29, 2020 (inception) to December 31, 2020, we paid WithumSmith+Brown, PC tax fees of $3,750 and $3,000, respectively.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2021 and the period from September 29, 2020 (inception) to December 31, 2020, we did not pay WithumSmith+Brown, PC any other fees.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements

(2)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association.(1)
4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
4.2	Description of Registrant’s Securities.(3)
10.1	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant.(2)
10.2	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and the Holders signatory thereto.(2)
10.3	Private Placement Warrants Purchase Agreement between the Registrant and the Sponsor.(2)
10.4	Administrative Services Agreement between the Registrant and the Sponsor.(2)
10.5	Forward Purchase Agreement between the Company and GEPT.(2)
10.6	Forfeiture Agreement between the Company and the Sponsor.(2)
10.7	Letter Agreement between the Registrant and the Sponsor.(2)
10.8	Letter Agreement, dated January 7, 2022, by and between Authentic Equity Acquisition Corp. and Robert Ernst (4)
14.1	Code of Ethics.(3)
31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on December 22, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 21, 2021.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on January 7, 2022.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 25, 2022	AUTHENTIC EQUITY ACQUISITION CORP.

/s/ David Hooper
	Name:	David Hooper
	Title:	Chairman and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ David Hooper	Chairman and Chief Executive Officer	March 25, 2022
David Hooper	(Principal Executive Officer)

/s/ Todd Khoury	Chief Financial Officer, Director	March 25, 2022
Todd Khoury	(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Ernst	Director	March 25, 2022
Robert Ernst

/s/ Thomas Flocco	President and Chief Operating Officer, Director	March 25, 2022
Thomas Flocco

/s/ Kathleen Griffin Stack	Director	March 25, 2022
Kathleen Griffin Stack

/s/ Timothy O’Connor	Director	March 25, 2022
Timothy O’Connor

/s/ Michael Weinstein	Director	March 25, 2022
Michael Weinstein

AUTHENTIC EQUITY ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the Year Ended December 31, 2021 and the Period from September 29, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for Year Ended December 31, 2021 and the Period from September 29, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the Year Ended December 31, 2021 and the Period from September 29, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

Authentic Equity Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Authentic Equity Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from September 29, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from September 29, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 20, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2020.

New York, New York

March 25, 2022

PCAOB ID Number 100

AUTHENTIC EQUITY ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$442,162	$103
Prepaid expenses	233,630	-
Total current assets	675,792	103
Investments held in Trust Account	230,021,742	-
Deferred offering costs associated with the initial public offering	-	411,363
Total Assets	$230,697,534	$411,466

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$170,379	$3,000
Accounts payable - related party	10,000	-
Accrued expenses	696,356	321,215
Note payable	-	96,500
Total current liabilities	876,735	420,715
Deferred underwriting commissions	8,050,000	-
Derivative liabilities	9,810,600	-
Total Liabilities	18,737,335	420,715

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 and 0 shares issued and outstanding at $10.00 per share redemption value as of December 31, 2021 and 2020, respectively	230,000,000	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of December 31, 2021 and 2020	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of December 31, 2021 and 2020	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of December 31, 2021 and 2020 (1)	700	700
Additional paid-in capital	-	24,300
Accumulated deficit	(18,040,501)	(34,249)
Total shareholders’ deficit	(18,039,801)	(9,249)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,697,534	$411,466

(1)	As of December 31, 2021 and 2020, Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement. As of December 31, 2020, up to 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment was not exercised in full. On January 20, 2021, the over-allotment was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the Period from
	For the Year Ended	September 29, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Operating expenses
General and administrative expenses	$1,453,201	$34,249
Administrative fee - related party	113,871	-
Loss from operations	(1,567,072)	(34,249)
Other income (expenses)
Change in fair value of derivative liabilities	10,561,900	-
Offering costs allocated to issuance of public and private placement warrants	(701,682)	-
Loss on excess of fair value over cash received for Private Placement Warrants	(1,352,500)	-
Net gain from investments held in Trust Account	21,742	-
Net income (loss)	$6,962,388	$(34,249)

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	21,802,740	-

Basic and diluted net income per share, Class A ordinary shares	$0.25	$-

Weighted average shares outstanding of Class B ordinary shares, basic (1)	5,710,959	5,000,000

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	5,750,000	5,000,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.25	$(0.01)

(1)	These numbers excluded up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement as of December 31, 2021 and 2020. For the period from September 29, 2020 (inception) through December 31, 2020, the number excluded 750,000 Class B ordinary shares which were subject to forfeiture if the over-allotment wasn’t exercised in full. On January 20, 2021, the over-allotment was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Year Ended December 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Accretion on Class A ordinary shares subject to possible redemption	-	-	-	-	(24,300)	(24,968,640)	(24,992,940)
Net income	-	-	-	-	-	6,962,388	6,962,388
Balance - December 31, 2021	-	$-	7,000,000	$700	$-	$(18,040,501)	$(18,039,801)

For the Period from September 29, 2020 (Inception) through December 31, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - September 29, 2020 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	7,000,000	700	24,300	-	25,000
Net loss	-	-	-	-	-	(34,249)	(34,249)
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)

(1)	As of December 31, 2021 and 2020, Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement. As of December 31, 2020, up to 750,000 Class B ordinary shares were subject to forfeiture if the over-allotment was not exercised in full. On January 20, 2021, the over-allotment was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period from
	For the Year Ended	September 29, 2020 (Inception) through
	December 31, 2021	December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,962,388	$(34,249)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative liabilities	(10,561,900)	-
Loss on excess of fair value over cash received for Private Placement Warrants	1,352,500	-
Offering costs associated with issuance of public and Private Placement Warrants	701,682	-
Net gain from investments held in Trust Account	(21,742)	-
Changes in operating assets and liabilities:
Prepaid expenses	(233,630)	-
Accounts payable	158,545	-
Accounts payable - related party	10,000	-
Accrued expenses	621,356	5,000
Net cash used in operating activities	(1,010,801)	(29,249)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(230,000,000)	-
Net cash used in investing activities	(230,000,000)	-

Cash Flows from Financing Activities:
Repayment of note payable to related party	(96,500)	-
Proceeds received from note payable to related party	-	56,500
Proceeds from issuance of Class B ordianry shares to Sponsor	-	25,000
Proceeds received from initial public offering, gross	230,000,000	-
Proceeds received from private placement, gross	5,775,500	-
Proceeds from sale of rights to purchase Forward Purchase Agreement	824,500	-
Offering costs paid	(5,050,640)	(52,148)
Net cash provided by financing activities	231,452,860	29,352

Net change in cash	442,059	103

Cash - beginning of the period	103	-
Cash - end of the period	$442,162	$103

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$-	$3,000
Offering costs paid by Sponsor under promissory note	$-	$40,000
Offering costs included in accrued expenses	$70,000	$316,215
Deferred underwriting commissions in connection with the initial public offering	$8,050,000	$-

The accompanying notes are an integral part of these financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, $230.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and the amount is invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

Liquidity and Going Concern

As of December 31, 2021, the Company had approximately $442,000 of cash in its operating bank account and a working capital deficit of approximately $201,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to a promissory note originally issued on September 30, 2020 (the “Note”), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company loans in order to finance transaction costs in connection with a Business Combination (“Working Capital Loans”). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loan.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, the Company did not have any cash equivalents.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheets, primarily due to their short-term nature (except for derivative liabilities - see Note 9).

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the Private Placement Warrants and units that may be issued in connection with forward purchase agreement are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering were initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units that may be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets. There were no Class A ordinary shares outstanding as of December 31, 2020.

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

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of December 31, 2021 and 2020. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares since their exercise is contingent upon future events Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The diluted earnings per share calculation includes the Class B ordinary shares subject to forfeiture in relation to the over-allotment from the first day of the interim period in which the contingency on such shares was resolved.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Year Ended		For the Period from September 29, 2020 (Inception) through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss) - basic	$5,517,220	$1,445,168	$-	$(34,249)
Allocation of net income (loss) - diluted	$5,509,403	$1,452,985	$-	$(34,249)

Denominator:
Basic weighted average ordinary shares outstanding	21,802,740	5,710,959	-	5,000,000
Effect of dilutive securities	-	39,041	-	-
Diluted weighted average ordinary shares outstanding	21,802,740	5,750,000	-	5,000,000

Basic net income (loss) per ordinary share	$0.25	$0.25	$-	$(0.01)
Diluted net income (loss) per ordinary share	$0.25	$0.25	$-	$(0.01)

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

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statements.

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

Note 4-Related Party Transactions

Founder Shares

On October 1, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Founder Shares outstanding. All shares and per share amounts have been retroactively restated. The Sponsor subsequently transferred 25,000 Class B ordinary shares to each of the Company’s independent directors, which shares were not subject to forfeiture in the event the underwriters’ over-allotment option was not exercised. The Sponsor agreed to forfeit (a) up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters and (b) up to 1,250,000 Founder Shares depending on the number of units purchased under the Forward Purchase Agreement if such number is below 5,000,000. The forfeiture in the preceding clause (a) would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement. On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Founder Shares were no longer subject to forfeiture.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2021, the Company incurred approximately $114,000 in expense for these services. As of December 31, 2021, there was $10,000 in accounts payable - related party outstanding, as reflected in the accompanying balance sheets. There were no such amounts for the period from September 29, 2020 (inception) through December 31, 2020.

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

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Note 6-Warrants

As of December 31, 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding. No warrants were outstanding as of December 31, 2020.

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

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00.

Commencing 90 days after the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption;

●	if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted for share splits, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $18.00 per Public Share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above;

●	provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Class A ordinary shares.

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption. As of December 31, 2020, there are no Class A ordinary shares issued or outstanding.

The Class A ordinary shares subject to possible redemption reflected on the balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,420,000)
Offering costs allocated to Class A ordinary shares	(12,572,940)
Plus:
Accretion on Class A ordinary shares to redemption value	24,992,940
Class A ordinary shares subject to possible redemption	$230,000,000

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and classified as temporary equity. As of December 31, 2020, there were no Class A ordinary shares issued or outstanding. See Note 7.

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 5). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of December 31, 2021 and 2020, there were 7,000,000 shares of Class B ordinary shares issued and outstanding.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value. There were no assets or liabilities that are measured at fair value on a recurring basis as of December 31, 2020.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:

Investments held in Trust Account - U.S. Treasury Securities	$230,021,742	$-	$-	$230,021,742
Liabilities:
Derivative liabilities - public warrants	$6,210,000	$-	$-	$6,210,000
Derivative liabilities - private placement warrants	$-	$3,564,000	$-	$3,564,000
Derivative liabilities - forward purchase agreement	$-	$-	$36,600	$36,600

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Placement Warrants were transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded.

Level 1 instruments include investments invested in mutual funds that invest in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured based on the market price of such warrants at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the quoted price in active market when the Public Warrants were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. For the year ended December 31, 2021, the Company recognized a gain on change in the fair value of derivative instruments of approximately $10.6 million, presented on the accompanying statements of operations.

The change in the fair value of the Level 3 derivative (assets) liabilities for the year ended December 31, 2021, is summarized as follows:

Derivative liabilities at January 1, 2021	$-
Issuance of Public and Private Warrants	19,548,000
Initial fair value of forward purchase agreement	824,500
Public Warrants transfer to Level 1	(12,420,000)
Private Warrants transfer to Level 2	(7,128,000)
Change in fair value of derivative liabilities	(787,900)
Derivative liabilities at December 31, 2021	$36,600

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

The primary significant unobservable input used in the fair value measurement of the Company’s warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of the forward purchase agreement at each measurement date:

	As of December 31, 2021	As of January 20, 2021
Exercise price	$10.00	$10.00
Unit price	$9.99	$9.97
Term (in years)	0.80	1.00
Volatility	11.40%	20.00%
Risk-free interest rate	0.30%	0.10%
Dividend yield	-	-
Probability of completing a Business Combination	80.00%	80.00%

The primary significant unobservable input used in the fair value measurement of the Company’s forward purchase agreement is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 10-Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the financial statements.

The Company has evaluated the military action between the Russian Federation, Belarus and Ukraine and has concluded that its risk and uncertainties disclosure and subsequent event disclosure in the financial statements are accurate and current depictions of the impact of this action on the Company’s financial condition, results of operations and cash flows.