Form 10-Q
period 2022-03-31
Authentic Equity Acquisition Corp.
filed 2022-05-12
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 12, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$177,229	$442,162
Prepaid expenses	230,275	233,630
Total current assets	407,504	675,792
Investments held in Trust Account	230,042,248	230,021,742
Derivative assets	78,600	-
Total Assets	$230,528,352	$230,697,534

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$175,798	$170,379
Accounts payable - related party	10,000	10,000
Accrued expenses	725,368	696,356
Total current liabilities	911,166	876,735
Deferred underwriting commissions	8,050,000	8,050,000
Derivative liabilities	5,430,000	9,810,600
Total Liabilities	14,391,166	18,737,335

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.00 per share redemption value as of March 31, 2022 and December 31, 2021	230,000,000	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as- of March 31, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021 (1)	700	700
Accumulated deficit	(13,863,514)	(18,040,501)
Total shareholders’ deficit	(13,862,814)	(18,039,801)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,528,352	$230,697,534

(1)	Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Operating expenses
General and administrative expenses	$272,719	$586,855
Administrative fee - related party	30,000	23,871
Loss from operations	(302,719)	(610,726)
Other income (expenses)
Change in fair value of derivative assets and liabilities	4,459,200	8,879,800
Offering costs allocated to issuance of public and private placement warrants	-	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	-	(1,352,500)
Net gain from investments held in Trust Account	20,506	4,412
Net income	$4,176,987	$6,219,304

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	18,144,444

Basic and diluted net income per share, Class A ordinary shares	$0.15	$0.26

Weighted average shares outstanding of Class B ordinary shares, basic (1)	5,750,000	5,591,667

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.15	$0.26

(1)	These numbers excluded up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three Months Ended March 31, 2022

	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,000,000	$700	$-	$(18,040,501)	$(18,039,801)
Net income	-	-	-	-	-	4,176,987	4,176,987
Balance - March 31, 2022 (unaudited)	-	$-	7,000,000	$700	$-	$(13,863,514)	$(13,862,814)

For the Three Months Ended March 31, 2021

	Ordinary Shares
	Class A		Class B		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,300)	(24,968,640)	(24,992,940)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited)	-	$-	7,000,000	$700	$-	$(18,783,585)	$(18,782,885)

(1)	Class B ordinary shares amount included up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Operating Activities:
Net income	$4,176,987	$6,219,304
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(4,459,200)	(8,879,800)
Loss on excess of fair value over cash received for Private Placement Warrants	-	1,352,500
Offering costs associated with issuance of public and private warrants	-	701,682
Net gain from investments held in Trust Account	(20,506)	(4,412)
Changes in operating assets and liabilities:
Prepaid expenses	3,355	(467,556)
Accounts payable	(4,581)	23,283
Accounts payable - related party	10,000	10,000
Accrued expenses	99,012	451,563
Net cash used in operating activities	(194,933)	(593,436)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(96,500)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement, gross	-	5,775,500
Proceeds from sale of rights to purchase Forward Purchase Agreement	-	824,500
Offering costs paid	(70,000)	(5,050,640)
Net cash (used in) provided by financing activities	(70,000)	231,452,860

Net change in cash	(264,933)	859,424

Cash - beginning of the period	442,162	103
Cash - end of the period	$177,229	$859,527

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Note 1-Description of Organization, Business Operations and Going Concern

Organization and General

Authentic Equity Acquisition Corp. (the “Company”) was incorporated as a Cayman Islands exempted company on September 29, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

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

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

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

Liquidity and Going Concern

As of March 31, 2022, the Company had approximately $177,000 of cash in its operating account and a working capital deficit of approximately $504,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of March 31, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. The Company’s officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. In connection with the Company’s assessment of going concern considerations in accordance with FASB accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the working capital deficit, as well as the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management intends to complete a business combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 20, 2023. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 25, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022, and December 31, 2021, the Company did not have any cash equivalents.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred and presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the Private Placement Warrants and units that may be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering were initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units that may be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative assets and liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$3,341,590	$835,397	$4,754,183	$1,465,121
Allocation of net income - diluted	$3,341,590	$835,397	$4,722,680	$1,496,624

Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	18,144,444	5,591,667
Effect of dilutive securities	-	-	-	158,333
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	18,144,444	5,750,000
Basic net income per ordinary share	$0.15	$0.15	$0.26	$0.26
Diluted net income per ordinary share	$0.15	$0.15	$0.26	$0.26

Recent Accounting Pronouncements

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

Note 4-Related Party Transactions

Founder Shares

On October 1, 2020, the Sponsor paid $25,000 to cover certain expenses on behalf of the Company in exchange for issuance of 5,750,000 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Founder Shares outstanding. The Sponsor subsequently transferred 25,000 Class B ordinary shares to each of Joe Baker, Kathleen Griffin Stack, Tim O’Connor and Michael Weinstein, our independent directors at the time of our Initial Public Offering. Upon Joe Baker’s resignation, the Sponsor repurchased the 25,000 Class B ordinary shares previously transferred to him by the Sponsor. The Sponsor agreed to forfeit (a) up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters and (b) up to 1,250,000 Founder Shares depending on the number of units purchased under the Forward Purchase Agreement if such number is below 5,000,000. The forfeiture in the preceding clause (a) would be adjusted to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding shares after the Initial Public Offering plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement. On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Founder Shares were no longer subject to forfeiture.

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

Related Party Loans

On September 30, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $97,000 under the Note and fully repaid the Note on January 20, 2021. Subsequent to the repayment, the facility was no longer available to the Company.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $30,000 and approximately $24,000 in expense for these services, respectively, reflected as administrative fee – related party on the accompanying condensed statements of operations. As of March 31, 2022 and December 31, 2021, there was $10,000 in accounts payable - related party outstanding, as reflected in the accompanying condensed balance sheets.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In February 2022, a military conflict started between Russia and Ukraine. The ongoing military conflict between Russia and Ukraine has provoked strong reactions from the United States, the UK, the European Union and various other countries around the world, including the imposition of broad financial and economic sanctions against Russia. Further, the precise effects of the ongoing military conflict and these sanctions on the global economies remain uncertain as of the date of these condensed financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.

Note 6-Warrants

As of March 31, 2022 and 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding.

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 6). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2022 and December 31, 2021, there were 7,000,000 shares of Class B ordinary shares issued and outstanding, including up to 1,250,000 Class B ordinary shares were subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - Mutual Funds	$230,042,248	$-	$-
Derivative assets - forward purchase agreement	$-	$-	$78,600
Liabilities:
Derivative liabilities - public warrants	$3,450,000	$-	$-
Derivative liabilities - private placement warrants	$-	$1,980,000	$-

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - Mutual Funds	$230,021,742	$-	$-
Liabilities:
Derivative liabilities - public warrants	$6,210,000	$-	$-
Derivative liabilities - private placement warrants	$-	$3,564,000	$-
Derivative liabilities - forward purchase agreement	$-	$-	$36,600

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

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured based on the market price of such warrants at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the quoted price in active market when the Public Warrants were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. For the three months ended March 31, 2022 and 2021, the Company recognized a gain on change in the fair value of derivative instruments of approximately $4.6 million and $8.9 million, respectively, presented on the accompanying unaudited condensed statements of operations.

The change in the fair value of the Level 3 derivative assets (liabilities) for the three months ended March 31, 2022 and 2021 are summarized as follows:

Derivative (liabilities) as of January 1, 2022	$(36,600)
Change in fair value of derivative assets and liabilities	115,200
Derivative assets as of March 31, 2022	$78,600

Derivative (liabilities) as of January 1, 2021	$-
Issuance of Public and Private Warrants	(19,548,000)
Initial fair value of forward purchase agreement	(824,500)
Public Warrants transfer to Level 1	12,420,000
Private Warrants transfer to Level 2	7,128,000
Change in fair value of derivative assets and liabilities	915,800
Derivative assets as of March 31, 2021	$91,300

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

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of the forward purchase agreement at each measurement date:

	As of March 31, 2022	As of December 31, 2021
Exercise price	$10.00	$10.00
Unit price	$9.93	$9.99
Term (in years)	0.50	0.80
Volatility	5.80%	11.40%
Risk-free interest rate	1.10%	0.30%
Dividend yield	-	-
Probability of completing a Business Combination	80.00%	80.00%

Note 10-Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent event that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of March 31, 2022, we had approximately $177,000 in our operating bank account and a working capital deficit of approximately $504,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note originally issued on September 30, 2020 (the “Note”), and certain portion of the proceeds from the Private Placement and sale of the GEPT Right held outside of the Trust Account. We repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

We may need to raise additional capital through loans or additional investments from its Sponsor, an affiliate of the Sponsor, or its officers or directors. Our officers, directors and Sponsor, or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, reducing overhead expenses, and extending the terms and due dates of certain accrued expenses and other liabilities. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

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

Results of Operations

Our entire activity from inception to March 31, 2022 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended March 31, 2022, we had net income of approximately $4.2 million, which consisted of approximately $4.5 million of a gain from change in fair value of derivative instruments and approximately $21,000 of net gain from investments held in Trust Account, partially offset by approximately $273,000 of general and administrative expenses and $30,000 of related party administrative fees.

For the three months ended March 31, 2021, we had net income of approximately $6.2 million, which consisted of approximately $8.9 million of a gain from change in fair value of derivative instruments and approximately $4,000 of net gain from investments held in Trust Account, partially offset by approximately $587,000 of general and administrative expenses, approximately $24,000 of related party administrative fees, approximately $1.4 million loss on excess of fair value over cash received from private placement warrant and approximately $702,000 in offering costs associated with issuance of warrants.

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

In connection with such issuance, the Sponsor agreed to forfeit to us for no consideration a number of Class B ordinary shares and Private Placement Warrants (the “Sponsor Forfeiture”) such that after the Sponsor Forfeiture and the GEPT Issuance, the Sponsor will own (i) a number of Class B ordinary shares equal to 87.5% of the number of Post-Business Combination Class B ordinary shares plus 15,000 Class B ordinary shares, and (ii) a number of Private Placement Warrants equal to 87.5% of the number of Post-Business Combination Private Placement Warrants.

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

Registration and Shareholder Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans) are entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration and shareholder rights agreement provide that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022 because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. Additionally, this material weakness could result in a misstatement of certain complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Notwithstanding the identified material weaknesses as of March 31, 2022, management, including the Certifying Officer, believes that the condensed financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

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

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

PART II - OTHER INFORMATION

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report are any of the risks disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 25, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

The information presented below updates, and should be read in conjunction with, the risk factors disclosed in our Annual Report on Form 10-K, which was filed with the SEC on March 25, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the business, investments and results of our operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination and results of operations.

On March 30, 2022, the SEC issued proposed rules (the “2022 Proposed Rules”) relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively limiting the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act. The 2022 Proposed Rules, if adopted, whether in the form proposed or in revised form, and certain positions and legal conclusions expressed by the SEC in connection with the 2022 Proposed Rules may materially adversely affect our ability to negotiate and complete our Business Combination and may increase the costs and time related thereto.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in markets around the world.

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of May 2022.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)