Form 10-Q
period 2022-06-30
Authentic Equity Acquisition Corp.
filed 2022-08-11
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 10, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$50,175	$442,162
Prepaid expenses	156,805	233,630
Total current assets	206,980	675,792
Investments held in Trust Account	230,334,409	230,021,742
Total Assets	$230,541,389	$230,697,534

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$113,648	$170,379
Accounts payable - related party	10,000	10,000
Accrued expenses	750,944	696,356
Total current liabilities	874,592	876,735
Deferred underwriting commissions	8,050,000	8,050,000
Derivative liabilities	1,891,600	9,810,600
Total Liabilities	10,816,192	18,737,335

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at $10.01 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	230,234,409	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021 (1)	700	700
Accumulated deficit	(10,509,912)	(18,040,501)
Total shareholders’ deficit	(10,509,212)	(18,039,801)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$230,541,389	$230,697,534

(1)	Class B ordinary shares amount includes up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating expenses
General and administrative expenses	$133,950	$215,787	$406,669	$802,642
Administrative fee - related party	30,000	30,000	60,000	53,871
Loss from operations	(163,950)	(245,787)	(466,669)	(856,513)
Other income (expenses)
Change in fair value of derivative assets and liabilities	3,459,800	(4,057,700)	7,919,000	4,822,100
Offering costs allocated to issuance of Public Warrants and Private Placement Warrants	-	-	-	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	-	-	-	(1,352,500)
Net gain from investments held in Trust Account	292,161	5,734	312,667	10,146
Net income (loss)	$3,588,011	$(4,297,753)	$7,764,998	$1,921,551

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	23,000,000	20,585,635

Basic and diluted net income (loss) per share, Class A ordinary shares	$0.12	$(0.15)	$0.27	$0.07

Weighted average shares outstanding of Class B ordinary shares, basic (1)	5,750,000	5,750,000	5,750,000	5,671,271

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income (loss) per share, Class B ordinary shares	$0.12	$(0.15)	$0.27	$0.07

(1)	These numbers exclude up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Six Months Ended June 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,000,000	$700	$-	$(18,040,501)	$(18,039,801)
Net income	-	-	-	-	-	4,176,987	4,176,987
Balance - March 31, 2022 (unaudited)	-	-	7,000,000	700	-	(13,863,514)	(13,862,814)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(234,409)	(234,409)
Net income	-	-	-	-	-	3,588,011	3,588,011
Balance - June 30, 2022 (unaudited)	-	$-	7,000,000	$700	$-	$(10,509,912)	$(10,509,212)

For the Three and Six Months Ended June 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,300)	(24,968,640)	(24,992,940)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited)	-	-	7,000,000	700	-	(18,783,585)	(18,782,885)
Net loss	-	-	-	-	-	(4,297,753)	(4,297,753)
Balance - June 30, 2021 (unaudited)	-	$-	7,000,000	$700	$-	$(23,081,338)	$(23,080,638)

(1)	Class B ordinary shares amount include up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income	$7,764,998	$1,921,551
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(7,919,000)	(4,822,100)
Loss on excess of fair value over cash received for Private Placement Warrants	-	1,352,500
Offering costs allocated to issuance of Public Warrants and Private Placement Warrants	-	701,682
Net gain from investments held in Trust Account	(312,667)	(10,146)
Changes in operating assets and liabilities:
Prepaid expenses	76,825	(388,291)
Accounts payable	(66,731)	1,166
Accounts payable - related party	10,000	10,000
Accrued expenses	124,588	517,213
Net cash used in operating activities	(321,987)	(716,425)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Net cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(96,500)
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement, gross	-	5,775,500
Proceeds from sale of rights to purchase Forward Purchase Agreement	-	824,500
Offering costs paid	(70,000)	(5,050,640)
Net cash (used in) provided by financing activities	(70,000)	231,452,860

Net change in cash	(391,987)	736,435

Cash - beginning of the period	442,162	103
Cash - end of the period	$50,175	$736,538

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

The Company will provide the holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Pursuant to the Company’s insider trading policy, insiders are required to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s Chief Financial Officer prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Going Concern

As of June 30, 2022, the Company had approximately $50,000 of cash in its operating account and a working capital deficit of approximately $668,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4), and a portion of the proceeds from the consummation of the Private Placement and sale of the GEPT Rights not held in the Trust Account. The Company repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no outstanding Working Capital Loans.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Such estimates may be subject to change as more current information becomes available. Accordingly, the actual results could differ significantly from those estimates.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022, and December 31, 2021, the Company did not have any cash equivalents held outside the Trust Account.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 6,600,000 Private Placement Warrants and units that may be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering were initially measured using a binomial lattice model and subsequently been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units that may be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative assets and liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit. Subsequently, the Company recognized changes in the redemption value as additional accretion as reflected on the accompanying unaudited condensed statements of changes in shareholders’ deficit.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income (loss)	$2,870,409	$717,602	$(3,438,202)	$(859,551)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$(0.15)	$(0.15)

	For the Six Months Ended
	June 30, 2022		June 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$6,211,998	$1,553,000	$1,506,512	$415,039
Allocation of net income - diluted	$6,211,998	$1,553,000	$1,502,008	$419,543

Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	20,585,635	5,671,271
Effect of dilutive securities	-	-	-	78,729
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	20,585,635	5,750,000

Basic net income per ordinary share	$0.27	$0.27	$0.07	$0.07
Diluted net income per ordinary share	$0.27	$0.27	$0.07	$0.07

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no outstanding Working Capital Loans.

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred $30,000 in expense for these services, reflected as administrative fee - related party on the accompanying condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company incurred $60,000 and approximately $54,000 in expense for these services, respectively, reflected as administrative fee - related party on the accompanying condensed statements of operations. As of June 30, 2022 and December 31, 2021, there was $10,000 in accounts payable - related party outstanding, as reflected in the accompanying condensed balance sheets.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Company will determine the number of Forward Purchase Units to be sold under the Forward Purchase Agreement and GEPT’s obligation to purchase such units will be subject to the satisfaction of certain conditions, including, among others, the delivery by GEPT of a notice to the Company that it will purchase the Forward Purchase Units in whole or in part. The rights of GEPT under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. If GEPT does not purchase the maximum number of Forward Purchase Units available to it under the Forward Purchase Agreement, GEPT will not be entitled to receive any of the Founder Shares or Private Placement Warrants described above, and the Company will be entitled to retain the $824,500 paid to the Company by GEPT.

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

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics), may also contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. Specifically, the rising conflict between Russia and Ukraine, and resulting market volatility could adversely affect the Company’s ability to complete a business combination. In response to the conflict between Russia and Ukraine, the United States and other countries have imposed sanctions or other restrictive actions against Russia. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a business combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6-Warrants

As of June 30, 2022 and 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding.

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,420,000)
Offering costs allocated to Class A ordinary shares	(12,572,940)
Plus:
Accretion on Class A ordinary shares to redemption value	24,992,940
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	234,409
Class A ordinary shares subject to possible redemption as of June 30, 2022	$230,234,409

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 6). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2022 and December 31, 2021, there were 7,000,000 shares of Class B ordinary shares issued and outstanding, including up to 1,250,000 Class B ordinary shares were subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account -Mutual Funds	$230,334,409	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$1,150,000	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$660,000	$-
Derivative liabilities - Forward Purchase Agreement	$-	$-	$81,600

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - Mutual Funds	$230,021,742	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$6,210,000	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$3,564,000	$-
Derivative liabilities - Forward Purchase Agreement	$-	$-	$36,600

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Placement Warrants transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded. There were no transfers during the three and six months ended June 30, 2022.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 instruments include investments invested in mutual funds that invest in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently been measured based on the market price of such warrants at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the quoted price in active market when the Public Warrants were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. For the three months ended June 30, 2022 and 2021, the Company recognized a gain/(loss) on change in the fair value of derivative instruments of approximately $3.5 million and $(4.1 million), respectively, presented on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain on change in the fair value of derivative instruments of approximately $7.9 million and $4.8 million, respectively, presented on the accompanying unaudited condensed statements of operations.

The change in the fair value of the Level 3 derivative liabilities (assets) for the six months ended June 30, 2022 and 2021 are summarized as follows:

Derivative liabilities as of January 1, 2022	$36,600
Change in fair value of derivative assets and liabilities	(115,200)
Derivative (assets) as of March 31, 2022	(78,600)
Change in fair value of derivative assets and liabilities	160,200
Derivative liabilities as of June 30, 2022	$81,600

Derivative liabilities as of January 1, 2021	$-
Issuance of Public and Private Warrants	19,548,000
Initial fair value of forward purchase agreement	824,500
Public Warrants transfer to Level 1	(12,420,000)
Private Warrants transfer to Level 2	(7,128,000)
Change in fair value of derivative assets and liabilities	(915,800)
Derivative (assets) as of March 31, 2021	(91,300)
Change in fair value of derivative assets and liabilities	256,700
Derivative liabilities as of June 30, 2021	$165,400

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of the forward purchase agreement at each measurement date:

	As of June 30, 2022	As of December 31, 2021
Exercise price	$10.00	$10.00
Unit price	$9.89	$9.99
Term (in years)	0.60	0.80
Volatility	2.20%	11.40%
Risk-free interest rate	2.50%	0.30%
Dividend yield	-	-
Probability of completing a Business Combination	50.00%	80.00%

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

Liquidity and Going Concern

As of June 30, 2022, we had approximately $50,000 in our operating bank account and a working capital deficit of approximately $668,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $97,000 from the Sponsor pursuant to a promissory note originally issued on September 30, 2020 (the “Note”), and certain portion of the proceeds from the Private Placement and sale of the GEPT Right held outside of the Trust Account. We repaid the Note in full on January 20, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Results of Operations

Our entire activity from inception to June 30, 2022 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $3.6 million, which consisted of approximately $3.5 million of a gain from change in fair value of derivative instruments and approximately $292,000 of net gain from investments held in Trust Account, partially offset by approximately $134,000 of general and administrative expenses and $30,000 of related party administrative fees.

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

For the six months ended June 30, 2022, we had net income of approximately $7.8 million, which consisted of approximately $7.9 million of a gain from change in fair value of derivative instruments and approximately $313,000 of net gain from investments held in Trust Account, partially offset by approximately $407,000 of general and administrative expenses and $60,000 of related party administrative fees.

For the six months ended June 30, 2021, we had net income of approximately $1.9 million, which consisted of approximately $4.8 million of a gain from change in fair value of derivative instruments, approximately $10,000 of net gain from investments held in Trust Account, partially offset by approximately $803,000 of general and administrative expenses, approximately $1.4 million loss on excess of fair value over cash received for private placement warrants, approximately $702,000 offering costs allocated to issuance of public and private placement warrants and approximately $54,000 of related party administrative fees.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.

We previously identified a material weakness in 2021 related to our control around the interpretation and accounting for certain complex financial instruments that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation we conducted, other than remediation of the material weakness identified and discussed above, our management has concluded that no such changes have occurred.

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

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 10th day of August 2022.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)