Form 10-Q
period 2022-09-30
Authentic Equity Acquisition Corp.
filed 2022-11-09
CIK 1827392

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, there were 23,000,000 Class A ordinary shares, par value $0.0001, and 7,000,000 Class B ordinary shares, par value $0.0001, issued and outstanding.

AUTHENTIC EQUITY ACQUISITION CORP.

Quarterly Report on Form 10-Q

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

AUTHENTIC EQUITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$8,023	$442,162
Prepaid expenses	82,718	233,630
Total current assets	90,741	675,792
Investments held in Trust Account	231,349,910	230,021,742
Total Assets	$231,440,651	$230,697,534

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Current liabilities:
Accounts payable	$114,786	$170,379
Accounts payable - related party	10,000	10,000
Accrued expenses	795,126	696,356
Working capital loan - related party	25,035	-
Total current liabilities	944,947	876,735
Deferred underwriting commissions	8,050,000	8,050,000
Derivative liabilities	742,000	9,810,600
Total Liabilities	9,736,947	18,737,335

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 23,000,000 shares issued and outstanding at approximately $10.05 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	231,249,910	230,000,000

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class A ordinary shares, $0.0001 par value; 300,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	-	-
Class B ordinary shares, $0.0001 par value; 30,000,000 shares authorized; 7,000,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021 (1)	700	700
Accumulated deficit	(9,546,906)	(18,040,501)
Total shareholders’ deficit	(9,546,206)	(18,039,801)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$231,440,651	$230,697,534

(1)	Class B ordinary shares amount includes up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating expenses
General and administrative expenses	$156,594	$325,913	$563,263	$1,128,555
Administrative fee - related party	30,000	30,000	90,000	83,871
Loss from operations	(186,594)	(355,913)	(653,263)	(1,212,426)
Other income (expenses)
Change in fair value of derivative assets and liabilities	1,149,600	3,277,100	9,068,600	8,099,200
Offering costs allocated to issuance of Public Warrants and Private Placement Warrants	-	-	-	(701,682)
Loss on excess of fair value over cash received for Private Placement Warrants	-	-	-	(1,352,500)
Net gain from investments held in Trust Account	1,015,501	5,798	1,328,168	15,944
Net income	$1,978,507	$2,926,985	$9,743,505	$4,848,536

Weighted average shares outstanding of Class A ordinary shares, basic and diluted	23,000,000	23,000,000	23,000,000	21,399,267

Basic and diluted net income per share, Class A ordinary shares	$0.07	$0.10	$0.34	$0.18

Weighted average shares outstanding of Class B ordinary shares, basic (1)	5,750,000	5,750,000	5,750,000	5,697,802

Weighted average shares outstanding of Class B ordinary shares, diluted (1)	5,750,000	5,750,000	5,750,000	5,750,000

Basic and diluted net income per share, Class B ordinary shares	$0.07	$0.10	$0.34	$0.18

(1)	These numbers exclude up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

For the Three and Nine Months Ended September 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	-	$-	7,000,000	$700	$-	$(18,040,501)	$(18,039,801)
Net income	-	-	-	-	-	4,176,987	4,176,987
Balance - March 31, 2022 (unaudited)	-	-	7,000,000	700	-	(13,863,514)	(13,862,814)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(234,409)	(234,409)
Net income	-	-	-	-	-	3,588,011	3,588,011
Balance - June 30, 2022 (unaudited)	-	-	7,000,000	700	-	(10,509,912)	(10,509,212)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	-	(1,015,501)	(1,015,501)
Net income	-	-	-	-	-	1,978,507	1,978,507
Balance - September 30, 2022 (unaudited)	-	$-	7,000,000	$700	$-	$(9,546,906)	$(9,546,206)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	-	$-	7,000,000	$700	$24,300	$(34,249)	$(9,249)
Accretion on Class A ordinary shares subject to possible redemption amount	-	-	-	-	(24,300)	(24,968,640)	(24,992,940)
Net income	-	-	-	-	-	6,219,304	6,219,304
Balance - March 31, 2021 (unaudited)	-	-	7,000,000	700	-	(18,783,585)	(18,782,885)
Net loss	-	-	-	-	-	(4,297,753)	(4,297,753)
Balance - June 30, 2021 (unaudited)	-	-	7,000,000	700	-	(23,081,338)	(23,080,638)
Net income	-	-	-	-	-	2,926,985	2,926,985
Balance - September 30, 2021 (unaudited)	-	$-	7,000,000	$700	$-	$(20,154,353)	$(20,153,653)

(1)	Class B ordinary shares amount include up to 1,250,000 Class B ordinary shares subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

The accompanying notes are an integral part of these unaudited condensed financial statements.

AUTHENTIC EQUITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income	$9,743,505	$4,848,536
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative assets and liabilities	(9,068,600)	(8,099,200)
Loss on excess of fair value over cash received for Private Placement Warrants	-	1,352,500
Offering costs allocated to issuance of Public Warrants and Private Placement Warrants	-	701,682
Net gain from investments held in Trust Account	(1,328,168)	(15,944)
Changes in operating assets and liabilities:
Prepaid expenses	150,912	(308,264)
Accounts payable	(55,593)	174,298
Accounts payable - related party	-	10,000
Interest accrued for working capital loan - related party	35	-
Accrued expenses	168,770	543,505
Net cash used in operating activities	(389,139)	(792,887)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	-	(230,000,000)
Cash used in investing activities	-	(230,000,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	-	(96,500)
Proceeds received from note payable to related party	25,000	-
Proceeds received from initial public offering, gross	-	230,000,000
Proceeds received from private placement, gross	-	5,775,500
Proceeds from sale of rights to purchase Forward Purchase Agreement	-	824,500
Offering costs paid	(70,000)	(5,050,640)
Net cash (used in) provided by financing activities	(45,000)	231,452,860

Net change in cash	(434,139)	659,973

Cash - beginning of the period	442,162	103
Cash - end of the period	$8,023	$660,076

Supplemental disclosure of noncash activities:
Offering costs included in accrued expenses	$-	$70,000
Deferred underwriting commissions in connection with the initial public offering	$-	$8,050,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022, relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below and the search for a target business with which to consummate an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of the Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Pursuant to the Company’s insider trading policy, insiders are required to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) clear all trades with the Company’s Chief Financial Officer prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The initial shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, except the independent registered public accounting firm, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $8,000 of cash in its operating account and a working capital deficit of approximately $854,000 inclusive of a $25,000 note payable to the Sponsor.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, and a loan of $96,500 from the Sponsor pursuant to the Note (see Note 4). The Company repaid the Note in full on January 20, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement and sale of GEPT Rights not held in the Trust Account and proceeds from Working Capital Loans. (as defined in Note 4).

On September 8, 2022, the Company issued an unsecured promissory note in the principal amount of up to $250,000 to the Sponsor (see Note 4), which may be drawn down by the Company from time to time to the consummation of the initial business combination upon the Company’s written notice to the Sponsor and subject to the sole discretion of the Sponsor. Interest will accrue on the unpaid and outstanding principal balance at the lowest short-term Applicable Federal Rate beginning on the date of issuance. During the three and nine months ended September 30, 2022, the Company withdrew $25,000 and accrued $35 interest pursuant to this working capital loan. As of September 30, 2022 and December 31, 2021, $25,000 and $0 were outstanding, respectively.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022, and December 31, 2021, the Company did not have any cash equivalents held outside the Trust Account.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts, and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets either because of the short-term nature of the instruments or because the instrument is recognized at fair value (see Note 9).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

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

The 11,500,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 6,600,000 Private Placement Warrants and units that may be issued in connection with forward purchase agreement are recognized as derivative assets or liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments and forward purchase units as derivative assets or liabilities at fair value and adjusts the instruments to fair value at each reporting period. The derivative assets or liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently has been measured at each measurement date based on the market price of such warrants. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the market value of the public warrants when they were separately listed and traded. The fair value of the units that may be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative assets and liabilities are classified as non-current as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 23,000,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average number of ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering and the Private Placement Warrants to purchase 18,100,000 Class A ordinary shares since their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. The diluted earnings per share calculation includes the Class B ordinary shares subject to forfeiture in relation to the over-allotment from the first day of the interim period in which the contingency on such shares was resolved.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic and diluted	$1,582,806	$395,701	$2,341,588	$585,397

Denominator:
Basic and diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.10	$0.10

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Class A	Class B	Class A	Class B

Numerator:
Allocation of net income - basic	$7,794,804	$1,948,701	$3,829,016	$1,019,520
Allocation of net income - diluted	$7,794,804	$1,948,701	$3,821,654	$1,026,882

Denominator:
Basic weighted average ordinary shares outstanding	23,000,000	5,750,000	21,399,267	5,697,802
Effect of dilutive securities	-	-	-	52,198
Diluted weighted average ordinary shares outstanding	23,000,000	5,750,000	21,399,267	5,750,000

Basic net income per ordinary share	$0.34	$0.34	$0.18	$0.18
Diluted net income per ordinary share	$0.34	$0.34	$0.18	$0.18

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Promissory Note – Related Party

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

Working Capital Loans

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

On September 8, 2022, the Company issued an unsecured promissory note in the principal amount of up to $250,000 to the Sponsor (the “working capital loan – related party”), which may be drawn down by the Company from time to time to the consummation of the initial business combination upon the Company’s written notice to the Sponsor and subject to the sole discretion of the Sponsor. Interest will accrue on the unpaid and outstanding principal balance of the Working capital loan-related party at the lowest  short-term Applicable Federal Rate beginning on the date of issuance. The Working capital loan-related party is repayable in full upon the date of the Business Combination. At the Sponsor’s option, at any time prior to the Business Combination, any amounts outstanding under the Working capital loan-related party may be converted into warrants at a price of $1.00 per warrant to purchase one Class A ordinary share. The warrants will have the same terms as the existing Private Placement Warrants, except that these warrants will not be subject to forfeiture in connection with the Business Combination. If the Company does not complete a business combination, the Working capital loan-related party will not be repaid, and all amounts owed under it will be forgiven except to the extent that the Company has funds available to it outside of its trust account established in connection with its initial public offering. During the three and nine months ended September 30, 2022, the Company withdrew $25,000 and accrued $35 interest pursuant to the Working capital loan-related party. As of September 30, 2022 and December 31, 2021, there were approximately $25,000 and $0 outstanding Working Capital Loans, respectively.

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

Commencing on the effective date of the prospectus relating to the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $30,000 in expense for these services, reflected as administrative fee - related party on the accompanying condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company incurred $90,000 and approximately $84,000 in expense for these services, respectively, reflected as administrative fee - related party on the accompanying condensed statements of operations. As of September 30, 2022 and December 31, 2021, there was $10,000 in accounts payable - related party outstanding, as reflected in the accompanying condensed balance sheets.

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

Note 6-Warrants

As of September 30, 2022 and 2021, the Company had 11,500,000 Public Warrants and the 6,600,000 Private Placement Warrants outstanding.

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

Note 7-Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and subject to possible redemption.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds received from Initial Public Offering	$230,000,000
Less:
Fair value of Public Warrants at issuance	(12,420,000)
Offering costs allocated to Class A ordinary shares	(12,572,940)
Plus:
Accretion on Class A ordinary shares to redemption value	24,992,940
Class A ordinary shares subject to possible redemption as of December 31, 2021	230,000,000
Accretion on Class A ordinary shares to redemption value	1,249,910
Class A ordinary shares subject to possible redemption as of September 30, 2022	$231,249,910

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8-Shareholders’ Deficit

Preference Shares - The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares - The Company is authorized to issue 300,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 Class A ordinary shares issued and outstanding, and all of which were subject to possible redemption and included as temporary equity (see Note 7).

Class B Ordinary Shares - The Company is authorized to issue 30,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 1, 2020, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. In December 2020, the Company effected a share capitalization with respect to the Class B ordinary shares resulting in an aggregate of 7,000,000 Class B ordinary shares outstanding. At December 31, 2020, of the 7,000,000 Class B ordinary shares outstanding, up to 750,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to 1,250,000 Class B ordinary shares are subject to forfeiture depending on the number of units purchased by GEPT under the Forward Purchase Agreement if such number is below 5,000,000, so that the initial shareholders will collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (less the total number of Class B ordinary shares forfeited (if any) by the Sponsor to the extent less than 5,000,000 units are purchased under the Forward Purchase Agreement) plus the number of Class A ordinary shares that may be sold pursuant to the Forward Purchase Agreement (See Note 6). On January 20, 2021, the underwriter fully exercised its over-allotment option; thus, 750,000 Class B ordinary shares were no longer subject to forfeiture. As of September 30, 2022 and December 31, 2021, there were 7,000,000 shares of Class B ordinary shares issued and outstanding, including up to 1,250,000 Class B ordinary shares were subject to forfeiture depending on the number of units purchased under the Forward Purchase Agreement.

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

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9-Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account -Mutual Funds	$231,349,910	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$460,000	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$264,000	$-
Derivative liabilities - Forward Purchase Agreement	$-	$-	$18,000

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account - Mutual Funds	$230,021,742	$-	$-
Liabilities:
Derivative liabilities - Public Warrants	$6,210,000	$-	$-
Derivative liabilities - Private Placement Warrants	$-	$3,564,000	$-
Derivative liabilities - Forward Purchase Agreement	$-	$-	$36,600

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants and the Private Placement Warrants transferred from a Level 3 measurement to a Level 1 and a Level 2 fair value measurement in March 2021, respectively, when the Public Warrants were separately listed and traded. There were no transfers during the three and nine months ended September 30, 2022.

Level 1 instruments include investments invested in mutual funds that invest in U.S. government securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of the warrants issued in connection with the Initial Public Offering was initially measured using a binomial lattice model and subsequently has been measured based on the market price of such warrants at each measurement date. The fair value of warrants issued in connection with the Private Placement was initially measured using Black-Scholes Option Pricing model and subsequently using the quoted price in active market when the Public Warrants were separately listed and traded. The fair value of the units committed to be issued in connection with the forward purchase agreement has been estimated using Black-Scholes Option Pricing model at each measurement date.

For the three months ended September 30, 2022 and 2021, and the nine months ended September 30, 2022 and 2021, the Company recognized a gain resulting from a decrease in the fair value of derivative liabilities of approximately $1.1 million and $3.3 million, and approximately $9.1 million and $8.1 million, respectively, presented as change in fair value of derivative instruments on the accompanying unaudited condensed statements of operations.

The change in the fair value of the Level 3 derivative liabilities (assets) for the nine months ended September 30, 2022 and 2021 is summarized as follows:

Derivative liabilities as of January 1, 2022	$36,600
Change in fair value of derivative assets and liabilities	(115,200)
Derivative (assets) as of March 31, 2022	(78,600)
Change in fair value of derivative assets and liabilities	160,200
Derivative liabilities as of June 30, 2022	81,600
Change in fair value of derivative assets and liabilities	(63,600)
Derivative liabilities as of September 30, 2022	$18,000

AUTHENTIC EQUITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative liabilities as of January 1, 2021	$-
Issuance of Public and Private Warrants	19,548,000
Initial fair value of forward purchase agreement	824,500
Public Warrants transfer to Level 1	(12,420,000)
Private Warrants transfer to Level 2	(7,128,000)
Change in fair value of derivative assets and liabilities	(915,800)
Derivative (assets) as of March 31, 2021	(91,300)
Change in fair value of derivative assets and liabilities	256,700
Derivative liabilities as of June 30, 2021	165,400
Change in fair value of derivative assets and liabilities	(200,100)
Derivative (assets) as of September 30, 2021	$(34,700)

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

The following table provides quantitative information regarding Level 3 fair vale measurements inputs of the forward purchase agreement at each measurement date:

	As of September 30, 2022	As of December 31, 2021
Exercise price	$10.00	$10.00
Unit price	$9.97	$9.99
Term (in years)	0.30	0.80
Volatility	5.40%	11.40%
Risk-free interest rate	3.50%	0.30%
Dividend yield	-	-
Probability of completing a Business Combination	5.00%	80.00%

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $8,000 in our operating bank account and a working capital deficit of approximately $854,000 including $25,000 in working capital loans- related party.

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

On September 8, 2022, we issued an unsecured promissory note (the “Working capital loan-related party”) in the principal amount of up to $250,000 to the Sponsor, which may be drawn down by us from time to time to the consummation of the initial business combination upon our written notice to the Sponsor and subject to the sole discretion of the Sponsor. Interest will accrue on the unpaid and outstanding principal balance of the Working capital loan-related party at the lowest short-term Applicable Federal Rate beginning on the date of issuance. The Working capital loan-related party is repayable in full upon the date of the Business Combination. At the Sponsor’s option, at any time prior to the Business Combination, any amounts outstanding under the Working capital loan-related party may be converted into warrants at a price of $1.00 per warrant to purchase one Class A ordinary share. The warrants will have the same terms as the existing private placement warrants, except that these warrants will not be subject to forfeiture in connection with the Business Combination. If we do not complete a business combination, the Working capital loan-related party will not be repaid, and all amounts owed under it will be forgiven except to the extent that we have funds available to it outside of our trust account established in connection with its initial public offering. During the three and nine months ended September 30, 2022, we withdrew $25,000 and accrued $35 interest pursuant to the Working capital loan-related party. As of September 30, 2022 and December 31, 2021, there were approximately $25,000 and $0 outstanding Working Capital Loans, respectively.

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

Results of Operations

Our entire activity from inception to September 30, 2022 was for our formation, preparation for our Initial Public Offering, and, since the closing of our Initial Public Offering, a search for business combination candidates. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $2.0 million, which consisted of approximately $1.1 million of incomefrom change in fair value of derivative instruments and approximately $1.0 million of net gain from investments held in Trust Account, partially offset by approximately $157,000 of general and administrative expenses and $30,000 of related party administrative fees.

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

For the nine months ended September 30, 2022, we had net income of approximately $9.7 million, which consisted of approximately $9.1 million of income from change in fair value of derivative instruments and approximately $1.3 million of net gain from investments held in Trust Account, partially offset by approximately $563,000 of general and administrative expenses and $90,000 of related party administrative fees.

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

In consideration for the purchase for the Forward Purchase Units, if GEPT purchases the maximum number of Forward Purchase Units available to it under the Forward Purchase Agreement, we will issue to GEPT, at the closing of the Company’s initial Business Combination and prior to the conversion of the Class B ordinary shares into Class A ordinary shares in accordance with the terms thereof (the “GEPT Issuance”):

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

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 25, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our “Certifying Officer”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 9th day of November 2022.

Authentic Equity Acquisition Corp.

By:	/s/ David M. Hooper
Name:	David M. Hooper
Title:	Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Todd Khoury
Name:	Todd Khoury
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)